Form 10QSB
period 1999-10-31
COPPER VALLEY MINERALS LTD
filed 1999-12-15
CIK 1083721

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                          FORM 10-QSB

[ X]	Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

	For the quarterly period ended October 31, 1999

[   ]	Transition Report pursuant to 13 or 15(d) of the Securities
Exchange Act of 1934

	For the transition period                to
                               ----------------

		Commission File Number        0-27277
                                   --------------

                    COPPER VALLEY MINERALS LTD.
-----------------------------------------------------------------
(Exact name of small Business Issuer as specified in its charter)

Nevada                                 98-0207554
(State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organisation)

Suite 1880, 1055 West Georgia Street
Vancouver, British Columbia, Canada            V6E 3P3
---------------------------------------        ----------
(Address of principal executive offices)       (Zip Code)

Issuer's telephone number, including area code:	604-687-7962
                                                ------------


                               None
      ----------------------------------------------------
      (Former name, former address and former fiscal year,
                   if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days [   ] Yes    [ X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
2,033,000 Shares of $.001 par value Class A Common Stock outstanding as of November 30, 1999.

                  PART 1 - FINANCIAL INFORMATION

Item 1.		Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended October 31, 1999 are not necessarily indicative of the results that can be expected for the year ending April 30, 2000.

                   COPPER VALLEY MINERALS LTD.
                 (An Exploration Stage Company)

                       FINANCIAL STATEMENTS


                        OCTOBER 31, 1999
                           (Unaudited)
                    (Stated in U.S. Dollars)

                  COPPER VALLEY MINERALS LTD.
                (An Exploration Stage Company)

                         BALANCE SHEET

                       OCTOBER 31, 1999
                          (Unaudited)
                   (Stated in U.S. Dollars)


---------------------------------------------------------------------

ASSETS

Current
   Cash                                                 $    34,647

Mineral Property (Note 3)                                     1,000
                                                        -----------
                                                        $    35,647
=====================================================================

LIABILITIES

Current
   Accounts payable                                     $     3,776
                                                        -----------
SHAREHOLDERS' EQUITY

Share Capital
   Authorized:
     100,000,000 Common shares, par value
     $0.001 per share

Issued and outstanding:
   2,033,000 Common shares                                    2,033

Additional paid in capital                                   52,217

Deficit Accumulated During The Exploration Stage            (22,379)
                                                        -----------
                                                             31,871
                                                        -----------
                                                        $    35,647
===================================================================

                  COPPER VALLEY MINERALS LTD.
                (An Exploration Stage Company)

                 STATEMENT OF LOSS AND DEFICIT
                          (Unaudited)
                   (Stated in U.S. Dollars)

---------------------------------------------------------------------
                                               Six          Inception
                                            Months            June 12
                                             Ended               1998
                                        October 31      To October 31
                                              1999               1999
---------------------------------------------------------------------

Expenses
   Office administration and sundry    $     4,757        $     5,509
   Mineral property exploration
     expenditures                              945              4,774
   Professional fees                        11,256             12,096
                                       ------------------------------
Net Loss For The Period                     16,958        $    22,379
                                                          ===========

Deficit Accumulated During The
  Exploration Stage,
  Beginning Of Period                        5,421
                                       -----------

Deficit Accumulated During The
  Exploration Stage,
  End Of Period                        $    22,379
                                       ===========

Net Loss Per Share                           $0.01
                                             =====

Weighted Average Number of Shares
  Outstanding                            2,033,000
                                        ==========

                  COPPER VALLEY MINERALS LTD.
                (An Exploration Stage Company)

                    STATEMENT OF CASH FLOWS
                          (Unaudited)
                    (Stated in U.S. Dollars)

---------------------------------------------------------------------
                                               Six          Inception
                                            Months            June 12
                                             Ended               1998
                                        October 31      To October 31
                                              1999               1999
---------------------------------------------------------------------
Cash Flow From Operating Activities
   Net loss for the period             $   (16,958)       $   (22,379)

Adjustments To Reconcile Net Loss
  To Net Cash Used By Operating
  Activities
    Change in accounts payable               2,644              3,776
                                       ------------------------------
                                           (14,314)           (18,603)
                                       ------------------------------

Cash Flow From Investing Activities
   Mineral property                              -             (1,000)
                                       ------------------------------

Cash Flow From Financing Activities
   Share capital issued                          -              54,250
                                       -------------------------------
Increase (Decrease) In Cash                (14,314)             34,647

Cash, Beginning Of Period                   48,961                   -
                                       -------------------------------

Cash, End Of Period                     $   34,647         $    34,647
======================================================================

                  COPPER VALLEY MINERALS LTD.
                (An Exploration Stage Company)

              STATEMENT OF STOCKHOLDERS' EQUITY

                      OCTOBER 31, 1999
                         (Unaudited)
                  (Stated in U.S. Dollars)




                                 Common Stock
                           --------------------------
                                           Additional
                                           Paid-in
                       Shares      Amount  Capital    Deficit    Total
                       ------------------------------------------------

Shares issued for
  cash @ $0.005       1,200,000   $ 1,200   $  4,800 $      -  $  6,000

Shares issued for
  cash @ $0.05          800,000       800     39,200        -    40,000

Shares issued for
  cash @ $0.25           33,000        33      8,217        -     8,250

Net loss for the
  period                      -         -          -   (5,421)   (5,421)
                      -------------------------------------------------

Balance, April 30,
  1999                2,033,000  $  2,033   $ 52,217 $ (5,421) $ 48,829

Net loss for the
  period                      -         -          -  (16,958)  (16,958)
                      -------------------------------------------------
Balance
October 31, 1999      2,033,000  $  2,033   $ 52,217 $(22,379) $ 31,871
                      =================================================

                  COPPER VALLEY MINERALS LTD.
                (An Exploration Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

                        OCTOBER 31, 1999
                           (Unaudited)
                    (Stated in U.S. Dollars)


1.	NATURE OF OPERATIONS

a)	Organization

	The Company was incorporated in the State of Nevada, U.S.A.
on June 12, 1998.

b)	Exploration Stage Activities

The Company is in the process of exploring its mineral property and has not yet determined whether the property contains ore reserves that are economically recoverable.

The recoverability of amounts shown as mineral property and related deferred exploration expenditures is dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying mineral claims and the ability of the Company to obtain profitable production or proceeds from the disposition thereof.


2.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)	Mineral Property and Related Deferred Exploration
Expenditures

The Company defers all direct exploration expenditures on mineral properties in which it has a continuing interest to be amortized over the recoverable reserves when a property reaches commercial production. On abandonment of any property, applicable accumulated deferred exploration expenditures will be written off. To date none of the Company's properties have reached commercial production.

At least annually, the net deferred cost of each mineral property is compared to management's estimation of the net realizable value, and a write-down is recorded if the net realizable value is less than the cumulative net deferred costs.

                  COPPER VALLEY MINERALS LTD.
                (An Exploration Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

                        OCTOBER 31, 1999
                           (Unaudited)
                    (Stated in U.S. Dollars)


2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

a)	Income Taxes

	The Company has adopted Statement of Financial Accounting
Standards No. 109 - "Accounting for Income Taxes" (SFAS
109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

b)	Financial Instruments

	The Company's financial instruments consist of cash and accounts payable.

	Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

c)	Net Loss Per Share

Net loss per share is based on the weighted average number of common shares outstanding during the period plus common share equivalents, such as options, warrants and certain convertible securities. This method requires primary earnings per share to be computed as if the common share equivalents were exercised at the beginning of the period or at the date of issue and as if the funds obtained thereby were used to purchase common shares of the Company at its average market value during the period.


2.	MINERAL PROPERTY

The Company has entered into an option agreement to acquire a 51% interest in the 37 mineral claims located in Mineral
County, Nevada.

In order to earn its interest, the Company must make cash payments and incur exploration expenditures as follows:

      Cash payments:
-     $1,000 on execution of the agreement (paid)
-     $50,000 on the first anniversary of the agreement
-     $75,000 on the second anniversary of the agreement
-     $75,000 on the third anniversary of the agreement
-     $100,000 on the fourth anniversary of the agreement
- $120,000 per year thereafter until the property is placed into commercial production

                  COPPER VALLEY MINERALS LTD.
                (An Exploration Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

                        OCTOBER 31, 1999
                           (Unaudited)
                    (Stated in U.S. Dollars)


	3.	MINERAL PROPERTY (Continued)

	The Company has the option to buyout the $120,000 yearly minimum payment by making a one time payment of $1,000,000 in cash or shares at not less than $0.50 per share.

		Exploration expenditures:

-	$9,000 by April 1, 2000
-	a further $150,000 by April 1, 2001
-	a further $150,000 by April 1, 2002
-	a further $240,000 by April 1, 2003
-	a further $450,000 by April 1, 2004

Consideration paid to date:      $ 1,000
                                 =======


4.	UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

	Item 2. Management's Discussion and Analysis or Plan of
Operations

	The Company is an exploration stage company engaged in the acquisition, exploration and development of mineral properties. The Company has an option (the "Option") to acquire an interest in a property in the Santa Fe Mining District in Mineral County in the State of Nevada (the "New York Canyon Property Property"). The Company acquired the Option pursuant to an agreement dated March 31, 1999 between the Company, Kleinebar Resources Ltd. ("Kleinebar"), Bill Henderson and Kurt Schendel. The Company intends to carry out exploration work on the New York Canyon Property in order to ascertain whether the New York Canyon Property possesses commercially exploitable quantities of gold. There can be no assurance that a commercially exploitable mineral deposit, or reserve, exists in the New York Canyon Property until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

Company's Plan of Operation

The Company has determined to proceed with phase one of a limited exploration program on the New York Canyon Property, as recommended by a geological report obtained by the Company. The Company has raised sufficient funds from recent sales of its securities, as set forth in Item 4 of Part II of the Company's Form 10-SB Registration Statement, to proceed with this limited exploration program. The Company will assess whether to proceed with further exploration programs upon completion of the limited exploration program and an evaluation of the results of the limited exploration program.

The Company had cash on hand in the amount of $34,647 as of October 31, 1999. The Company believes that these cash reserves are sufficient to enable the Company to complete phase one of the exploration program. The Company believes that its cash reserves are also sufficient to meet its obligations for the next twelve month period to C.H.M. Consulting Inc. under the Company's management agreement with C.H.M. Consulting Inc. and to pay for the legal and accounting expense of complying with its obligations as a reporting issuer under the Securities Exchange Act of 1934, in addition to the cost of completing phase one of the exploration program.

The Company incurred operating expenses in the amount of $16,958 for the six months ending October 31, 1999. These operating expenses included an amount of $4,500 paid to C.H.M. Consulting Inc., a company controlled by Mr. J. Stephen Barley, a director and President of the Company. These operating expenses also included $11,256 in professional fees which were primarily attributable the preparation and filing of the Company's Form 10-SB registration statement with the Securities and Exchange Commission.

The Company will require additional funding in the event that the Company determines to proceed with further exploration upon reviewing the results of phase one of the exploration program.
The Company anticipates that the cost of any additional exploration program is in excess of the projected cash reserves of the Company upon completion of phase one of the exploration program. The Company anticipates that additional funding will be in the form of equity financing from the sale of the Company's common stock. There is no assurance that the Company will be able to achieve additional sales of its common stock sufficient to fund additional phases of the exploration program. The
Company believes that debt financing will not be an alternative for funding an additional exploration program. The Company does not have any arrangements in place for future equity financing of the Company.

If the Company does not secure additional financing, the Company will not be able to complete any additional exploration programs or complete the required payments to Kleinebar or the required exploration expenditures under the Option. The Company will be required to abandon the Option in the event that the Company is unable to achieve sufficient financing as required to complete the exploration expenditures on the New York Canyon Property or complete the required payments to Kleinebar. The Company will consider bringing in a joint venture partner for the New York Canyon Property if the Company is unable to achieve sufficient funding by itself to proceed with the required exploration expenditures and the Company does not want to abandon the New York Canyon Property. The Company will pursue acquiring interests in alternate mineral properties in the event of termination of the Option due to a failure to incur the required exploration expenditures.

The Company has not purchased or sold any plant or significant equipment and does not expect to do so in the foreseeable future.

The Company currently has no employees, other than its sole officer, Mr. J. Stephen Barley, a director and President, Secretary and Treasurer of the Company, and does not expect to hire any employees in the foreseeable future. The Company conducts its business through agreements with consultants and arms-length third parties.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

*     Fluctuations in the market prices of copper
* General domestic and international economic and political conditions
* Unexpected geological conditions or unfavourable results of exploration
* Difficulties associated with managing complex operations in remote areas
*     Unanticipated milling and other processing problems
*     The speculative nature of mineral exploration
*     Environmental risks
* Changes in laws and government regulations, including those relating to taxes and the environment
* The availability and timing of receipt of necessary governmental permits and approval relating to operations, expansion of operations, and financing of operations
* Fluctuations in interest rates and other adverse financial market conditions
* Other unanticipated difficulties in obtaining necessary financing
* The failure of equipment or processes to operate in accordance with specifications or expectations
*     Labor relations
*     Accidents
*     Unusual weather or operating conditions
*     Force majeure events

* Other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission.

Many of these factors are beyond the Company's ability to control and predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

	None

Item 2. Changes in Securities

	None

Item 3. Defaults upon Senior Securities

	None

Item 4. Submission of Matters to a Vote of Security Holders

	None

Item 5. Other Information
	None

Item 6. Exhibits and Reports on Form 8-K.

(a) 	None
(b) 	Reports on Form 8-K--None

                            SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

COPPER VALLEY MINERALS LTD.


Date: December 13, 1999
     ---------------------------

     /s/ J. Stephen Barley
By:  ---------------------------
     J. STEPHEN BARLEY
     Director, President & Chief Executive Officer