Form 10QSB
period 2000-01-31
COPPER VALLEY MINERALS LTD
filed 2000-03-15
CIK 1083721

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, DC 20549

                     FORM 10-QSB

[ X]	Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

	For the quarterly period ended January 31, 2000

[   ]	Transition Report pursuant to 13 or 15(d) of the Securities
Exchange Act of 1934

	For the transition period                 to


		Commission File Number		0-27277
                                                -------

                     COPPER VALLEY MINERALS LTD.
		------------------------------------
   (Exact name of small Business Issuer as specified in its charter)

	Nevada			   	   98-0207554
------------------------------        	   -----------
(State or other jurisdiction of 	   (IRS Employer
incorporation or organisation)             Identification No.)

Suite 1880, 1055 West Georgia Street
Vancouver, British Columbia, Canada	   V6E 3P3
----------------------------------------   ---------
(Address of principal executive offices)   (Zip Code)

Issuer's telephone number, including area code:		604-687-7962
                                                        ------------

				None
        ------------------------------------------------------------
            (Former name, former address and former fiscal year,
                     if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days [   ] Yes    [ X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
2,033,000 Shares of $.001 par value Class A Common Stock outstanding as of March 1, 2000.

                      PART 1 - FINANCIAL INFORMATION

Item 1.		Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended January 31, 2000 are not necessarily indicative of the results that can be expected for the year ending April 30, 2000.

                    COPPER VALLEY MINERALS LTD.
                  (An Exploration Stage Company)


                      FINANCIAL STATEMENTS


                       JANUARY 31, 2000
                           (Unaudited)
                    (Stated in U.S. Dollars)

                   COPPER VALLEY MINERALS LTD.
                 (An Exploration Stage Company)

                        BALANCE SHEET

                      JANUARY 31, 2000
                         (Unaudited)
                   (Stated in U.S. Dollars)







----------------------------------------------------------
ASSETS


Current
   Cash                                     $23,253

Mineral Property (Note 3)                     1,000
                                            --------
                                            $24,253

----------------------------------------------------------

LIABILITIES

Current
   Accounts payable                        $ 3,050
                                           --------

SHAREHOLDERS' EQUITY


Share Capital
   Authorized:
     100,000,000 Common shares, par value
     $0.001 per share

   Issued and outstanding:
     2,033,000 Common shares                2,033


   Additional paid in capital              52,217


Deficit Accumulated During
The Exploration Stage                     (33,047)
                                          --------
                                           21,203
                                          --------
                                          $24,253
----------------------------------------------------------

           COPPER VALLEY MINERALS LTD.
          (An Exploration Stage Company)

           STATEMENT OF LOSS AND DEFICIT
                  (Unaudited)
              (Stated in U.S. Dollars)

----------------------------------------------------------
                                 NINE        INCEPTION
                                 MONTHS      JUNE 12,1998
                                 ENDED           TO
                                 JANUARY 31  JANUARY 31
                                 2000        2000
----------------------------------------------------------

Expenses
  Office administration
  and sundry                   $  7,062    $  7,814
  Mineral property
  exploration expenditures          945       4,774
  Professional fees              18,494      19,334
  Stock transfer fees             1,125       1,125
                               ---------------------
Net Loss For The Period          27,626    $ 33,047

Deficit Accumulated During The Exploration
Stage, Beginning Of Period        5,421
                                --------
Deficit Accumulated During The Exploration
Stage, End Of Period           $ 33,047
------------------------------------------

Net Loss Per Share                $0.01

------------------------------------------

Weighted Average Number of Shares
Outstanding                    2,033,000

------------------------------------------

                 COPPER VALLEY MINERALS LTD.
               (An Exploration Stage Company)

                  STATEMENT OF CASH FLOWS
                        (Unaudited)
                  (Stated in U.S. Dollars)



----------------------------------------------------------
                                 NINE        INCEPTION
                                 MONTHS      JUNE 12,1998
                                 ENDED           TO
                                 JANUARY 31  JANUARY 31
                                 2000        2000
----------------------------------------------------------

Cash Flow From Operating Activities
   Net loss for the period     $(27,626)    $(33,047)

Adjustments To Reconcile
Net Loss To Net Cash Used
By Operating Activities
   Change in accounts payable     1,918        3,050
                               -----------------------

                                (25,708)     (29,997)
                               -----------------------
Cash Flow From Investing
Activities
   Mineral property                -          (1,000)
                               -----------------------
Cash Flow From Financing Activities
   Share capital issued            -          54,250
                               -----------------------
Increase (Decrease) In Cash     (25,708)      23,253

Cash, Beginning Of Period        48,961          -
                               -----------------------
Cash, End Of Period            $ 23,253     $ 23,253
----------------------------------------------------------

             COPPER VALLEY MINERALS LTD.
           (An Exploration Stage Company)

          STATEMENT OF STOCKHOLDERS' EQUITY

               JANUARY 31, 2000
                  (Unaudited)
            (Stated in U.S. Dollars)


                 Common Stock
         ----------------------------
                              Additional
                              Paid-in
              Shares  Amount  Capital    Deficit   Total
              -------------------------------------------
Shares issued
for cash
at $0.005   1,200,000 $1,200  $ 4,800   $    -   $ 6,000

Shares issued
for cash
at $0.05      800,000    800   39,200        -    40,000

Shares issued
for cash
at $0.25       33,000     33    8,217        -     8,250

Net loss for
the period       -       -       -       (5,421)  (5,421)
           -----------------------------------------------

Balance, April
30, 1999    2,033,000  2,033   52,217    (5,421)  48,829

Net loss for
the period       -       -       -      (27,626) (27,626)
           -----------------------------------------------

Balance, January
31, 2000    2,033,000 $2,033  $52,217  $(33,047) $21,203
           -----------------------------------------------

                COPPER VALLEY MINERALS LTD.
               (An Exploration Stage Company)

                NOTES TO FINANCIAL STATEMENTS

                    JANUARY 31, 2000
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

                NOTES TO FINANCIAL STATEMENTS

                    JANUARY 31, 2000
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

                NOTES TO FINANCIAL STATEMENTS

                    JANUARY 31, 2000
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

The Company had cash on hand in the amount of $23,253 as of January 31, 2000. The Company believes that these cash reserves are sufficient to enable the Company to complete phase one of the exploration program. The Company believes that its cash reserves are also sufficient to meet its obligations for the next nine-month period to C.H.M. Consulting Inc. under the Company's management agreement with C.H.M. Consulting Inc. and to pay for the legal and accounting expense of complying with its obligations as a reporting issuer under the Securities Exchange Act of 1934, in addition to the cost of completing phase one of the exploration program.

The Company incurred operating expenses in the amount of $27,626 for the nine months ending January 31, 2000. These operating expenses included an amount of $6,750 paid to C.H.M. Consulting Inc., a company controlled by Mr. J. Stephen Barley, a director and President of the Company. These operating expenses also included $18,494 in professional fees which were primarily attributable the preparation and filing of the Company's Form 10-SB registration statement with the Securities and Exchange Commission.

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

Fluctuations in the market prices of copper

General domestic and international economic and political conditions

Unexpected geological conditions or unfavourable results of exploration

Difficulties associated with managing complex operations in remote areas

Unanticipated milling and other processing problems

The speculative nature of mineral exploration

Environmental risks

Changes in laws and government regulations, including those relating to taxes and the environment

The availability and timing of receipt of necessary governmental permits and approval relating to operations, expansion of operations, and financing of operations

Fluctuations in interest rates and other adverse financial market conditions

Other unanticipated difficulties in obtaining necessary financing

The failure of equipment or processes to operate in accordance with specifications or expectations

Labor relations

Accidents

Unusual weather or operating conditions

Force majeure events

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

COPPER VALLEY MINERALS LTD.


Date: March 10, 2000


	/s/ J. Stephen Barley
By:  ___________________________________

     J. STEPHEN BARLEY
     Director, President & Chief Executive Officer