Form 10KSB
period 2000-04-30
COPPER VALLEY MINERALS LTD
filed 2000-07-26
CIK 1083721

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________

                       Commission File No.  0-27277

                        COPPER VALLEY MINERALS LTD.
                       ----------------------------
           (Exact name of Registrant as specified in its charter)

        NEVADA                               98-0207554
------------------------------               -------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification Number)

Suite 1880, 1055 West Georgia Street
Vancouver, British Columbia, Canada	               V6E 3P36
---------------------------------------               ----------
Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   604-687-7962
                                                      ------------
Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:
100,000,000 shares of common stock

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for year ended April 30, 2000 were $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of : No market trading

The number of shares of the issuer's Common Stock outstanding as of June 30, 2000 is 2,033,000.

Transitional Small Business Disclosure Format (check one):
Yes [   ]  No [ X ]

                             PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk-related factors set forth herein.

ITEM 1.  Description of Business

Organization

Copper Valley Minerals Ltd. (the "Company") was organized as a Nevada corporation on June 11, 1998. The name of the Company was Changed from "Recon Rubber Corporation" to "Copper Valley Minerals Ltd." By the filing of a Certificate of Amendment of the Articles of Incorporation with the Nevada Secretary of State effective
July 1, 1999.

Business

The Company is a natural resource company engaged in the acquisition, exploration and development of mineral properties. The Company has an option to acquire an interest in the properties described below under the heading "New York Canyon Property Option Agreement". The Company intends to carry out exploration work on the New York Canyon Property in order to ascertain whether the New York Canyon Property possesses commercially exploitable quantities of copper and ancillary precious minerals, including gold and silver. There can be no assurance that a commercially exploitable mineral deposit, or reserve, exists in the New York Canyon Property until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

New York Canyon Property Option Agreement

The Company has acquired an option (the "Option") to acquire a 51% interest in certain mineral claims situated in the State of Nevada (the "New York Canyon Property"). The Company acquired the Option pursuant to an agreement dated March 31, 1999 between the Company, Kleinebar Resources Ltd. ("Kleinebar"), Bill Henderson and Kurt Schendel (Kleinebar, Bill Henderson and Kurt Schendel are referred to as the "Optionors"). To date, the consideration paid by the Company to the Optionors for the grant of the Option is $8,000 US.

The Option is exercisable by the Company completing the following payments to the Optionors and incurring the following required exploration expenditures on the New York Canyon Property in the future as follows:

1. paying to the Optionors an aggregate of $300,000 in accordance with the following schedule:

  1.  $50,000 on or before March 31, 2001;
  2.  $75,000 on or before March 31, 2002;
  3.  $75,000 on or before March 31, 2003;
  4.  $100,000 on or before March 31, 2004; and

2. incurring an aggregate of $990,000 of property exploration expenditures on the New York Canyon Property within the following periods:

  1.  $150,000 US on or before April 1, 2001;
  2.  $150,000 US on or before April 1, 2002;
  3.  $240,000 US on or before April 1, 2003;
  4.  $450,000 US on or before April 1, 2004.

The Company negotiated an amendment to the Option Agreement in March 2000 which gave the Company a one year extension on the dates required to meet the cash payments. This amendment is attached as an exhibit hereto.

In the event that the Company spends, in any of the above periods, less than the required sum, the Company may, at its option, pay to the Optionors the difference between the amount actually spent and the required exploration expenditure in full satisfaction of the exploration expenditures to be incurred. In the event that the Company spends, in any period, more than the required sum, then the excess will be carried forward and applied to the required exploration expenditures to be incurred in subsequent periods.
If the Company fails to make any required payment or incur any required exploration expenditure, the Option will terminate and the Company will have no further rights to the New York Canyon Property.

Property exploration expenditures include all costs of acquisition and maintenance of the property, all expenditures on the exploration and development of the property and all other costs and expenses of whatsoever kind or nature, including those of a capital nature, incurred or chargeable with respect to the exploration of the property. In addition, until the Company shall have secured a 51% interest in The New York Canyon Property, the Company is obligated to maintain in good standing all mineral claims comprising the New York Canyon Property by the doing and filing of assessment work or making of payments in lieu thereof, by the payment of taxes and rentals, and the performance of all other actions which may be necessary in that regard and in order to keep the mineral claims free and clear of all liens and other charges. The Company has made all payments necessary to maintain the minerals claims for the subsequent twelve-month period.

Upon the Company acquiring a 51% interest in the New York Canyon Property by exercise of the Option, the Company and the Optionors will enter into a joint venture for the purpose of further exploring and developing and, if economically and politically feasible, constructing and operating a mine on the New York Canyon Property.

New York Canyon Property

The New York Canyon Property is comprised of thirty seven (37) mineral claims located in the Sante Fe mining district in Mineral County in the State of Nevada (the "Mineral Claims"). The Mineral Claims consist of twenty (20) continuous claims centered over what is locally referred to as the "Long Shot Ridge" and seventeen (17) contiguous claims centered over what is locally referred to as the "Copper Queen" mineral occurrence.

The New York Canyon Property is located in the southeastern portion of Mineral County, Nevada, thirty miles east of the county seat of Hawthorne. Access to the Mineral Claims is via

Highway 95 from Hawthorne to Luning. From Luning, a seven (7) mile gravel country road provides access to the New York Canyon Property.

Exploration History of the New York Canyon Property

Geological exploration in the vicinity of the New York Canyon Property commenced in the 1870's with the discovery of the Santa Fe Silver Mine in the Santa Fe mining district. This discovery led to silver production from a number of other silver, silver-lead and silver-copper deposits in the district. The discovery of significant copper deposits, identified around 1893, saw mining activity focus on the large copper deposits in the area. Commercial copper production in the Santa Fe mining district was achieved from 1906 to 1935. Modern exploration of the area began in 1964 and continued until 1994. The area has seen little exploration since 1994 due to poor copper prices. The New York Canyon Property became available for staking in September, 1998 due to the failure of the previous owner to pay maintenance fees. The New York Canyon Property was staked by Kleinebar at this time.

Geological Report

The Company has obtained a geological report on the New York Canyon Property prepared by Mr. Wes C. Hanson, Professional Geologist of 12161-228 Street, Maple Ridge, British Columbia, Canada (the "Geological Report"). The Geological Report summarizes the exploration history of the New York Canyon Property, the regional geology of the New York Canyon Property and provides conclusions and recommendations for a work program on the New York Canyon Property.

Conclusions and Recommendations of the Geological Report

The Geological Report identifies copper as the principal economic mineral in the area of the New York Canyon Property and concludes that the New York Canyon Property has significant potential for copper resources. The Geological Report also concluded that while it is unlikely that a "stand alone" gold or silver deposit exists, there is good potential to enhance the overall net present value of any existing copper resources with gold and/or silver mineralization. The Geological Report concluded that the New York Canyon Property offers an excellent opportunity for both improving the existing copper resource and developing additional value from gold and/or silver mineralization.

The New York Canyon Property has been affected by favorable geological conditions for copper, gold and silver deposition. The claims remain largely untested for gold and silver mineralization, even though historic information indicates anomalous gold and silver values from surface rock chip samples.

The Geological Report recommended proceeding with a limited exploration program proposed by Kleinebar, which would consist of geological mapping and geochemical sampling. The exploration program would include the collection of an additional 150 rock samples from the property. The samples would be analyzed in order to further determine the potential for gold and silver associated with the copper mineralization on the property. The estimated budget of the limited exploration program is $5,170.

Management Agreement

The Company has entered into a management agreement dated
April 1, 1999 with C.H.M. Consulting Inc., a company controlled by J. Stephen Barley, President of the Company, whereby C.H.M. Consulting Inc. has agreed to provide management and administration services to the Company for a fee of $750 US per month for a one-year term commencing April 1, 1999 (the "Management Agreement") and extended thereafter on a month to month basis. This agreement is currently continuing on a month to month basis. The services include the management services of Mr. Barley, reception, secretarial services, accounting services, investor relations and general office services.

Competition and Marketing

The mining industry, in general, is intensely competitive. There can be no assurance that even if commercial quantities of ore are discovered, a ready market will exist for its sale. Numerous factors beyond the control of the Company may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital.

Compliance with Government Regulation

The Company will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally and in the State of Nevada, specifically. In addition, production of minerals in the State of Nevada will require prior approval of applicable governmental regulatory agencies. There can be no assurance that such approvals will be obtained. The cost and delay involved in attempting to obtain such approvals cannot be known in advance.

During the exploration phase of the New York Canyon Property, the Company will be subject to regulation by the Bureau of Land Management, a branch of the US Department of the Interior. The Company has budgeted for regulatory compliance costs in the proposed work program recommended by the Geological Report. The Company will have to sustain the cost of reclamation and environmental mediation for all exploration (and development) work undertaken. The amount of these costs is not known at this time as the Company does not know the extent of the exploration program it will undertake, beyond completion of the recommended work program, or if it will enter into production on the New York Canyon Property. Because there is presently no information on the size, tenor, or quality of any resource or reserve, it is impossible to assess the impact of any capital expenditures on the Company, its earnings or competitive position in the event a potentially-economic deposit is discovered.

If the Company enters the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

*  Water discharge will have to meet drinking water standards
(State Water Quality Control Board);

* Dust generation will have to be minimal or otherwise re-mediated (State Air Quality Control Board);

* Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation (Bureau of Land Management);

* An assessment of all material to be left on the surface will need to be environmentally benign (Bureau of Land Management);

* Ground water will have to be monitored for any potential contaminants (State Water Quality Control Board);

* The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated
(County Agencies); and

* There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species (Bureau of Land Management).

Exploration Risk

Exploration for minerals is a speculative venture necessarily involving substantial risk. There is no certainty that the expenditures to be made by the Company in the acquisition of the interests described herein will result in discoveries of commercial quantities of ore. Hazards such as unusual or unexpected formations and other conditions are involved in mineral exploration and development. The Company may become subject to liability for pollution, cave-ins or hazards against which it cannot insure or against which it may elect not to insure. The payment of such liabilities may have a material adverse effect on the Company's financial position.

The Company cannot give any assurance as to what would be considered a "commercial quantity" of ore for the New York Canyon Property.
A "commercial quantity" of ore is a quantity of ore which is sufficient to economically justify commercial exploitation. In determining whether a body of ore economically justifies exploitation, the Company will assess those factors which impact on the economics of production of the New York Canyon Property, including prevailing mineral prices, the concentration of minerals within the ore, cost of mining and production, costs of money, costs of environmental compliance and general economic conditions.

No Known Bodies of Ore

There are no known bodies of ore on the Company's optioned property. The business plan of the Company is to raise funds to carry out further exploration with the objective of establishing ore of commercial tonnage and grade. If the Company's exploration programs are successful, additional funds will be required for the development of economic reserves and to place them in commercial production. The only source of future funds presently available to the Company is through the sale of equity capital. The only alternative for the financing of further exploration would be the offering by the Company of an interest in its optioned property to be earned by another party or parties carrying out further exploration or development thereof, which is not presently contemplated.

Research and Development Expenditures

During the past two fiscal years, the Company has not incurred any research or development expenditures.

Subsidiaries

The Company has no subsidiaries.

Employees

The Company has no paid or full time employees, other than Mr. J. Stephen Barley, President, Secretary and Treasurer of the Company. The Company conducts its business through agreements with consultants and arms-length third parties. The only officer of the Company, J. Stephen Barley, provides his services on a part-time basis as required for the business of the Company pursuant to the Management Agreement. Mr. Barley presently commits approximately 15% of his business time to the business of the Company. C.H.M. Consulting Inc., a company controlled by Mr. Barley, is paid a management fee of $750 per month pursuant to the Management Agreement for these services.

Patents and Trademarks

The Company does not own, either legally or beneficially, any patent or trademark.

ITEM 2.  Description of Property

The Company has an option to acquire a 51% interest in the New York Canyon Property, as described in detail in Item 1 of this Form 10-KSB Annual Report under "New York Canyon Property Option Agreement". The Company does not own or lease any property other than its option to acquire an interest in the New York Canyon Property.

ITEM 3.  Legal Proceedings

The Company is not a party to any material legal proceedings and to the knowledge of the Company, no such proceedings are threatened or contemplated.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the fiscal year ending April 30, 2000.

                              PART II

ITEM 5.  Market for Registrant's Common Equity and
Related Stockholders Matters

Market Information

The Company's common stock has been approved for trading on the NASD over the counter bulletin board under the symbol "CVMN". There have been no trades of the Company's common stock on the NASD over the counter bulletin board to date.

As at June 30, 2000 there were forty-seven (47) registered shareholders of the Company's common stock.

The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The following is a list of equity securities sold by the Company within the past three years that were not registered under the Securities Act.

The Company completed an offering of 1,200,000 common shares at a price of $0.005 per share on April 1, 1999 pursuant to
Section 4(2) of the Securities Act of 1933. The Company received total proceeds of $6,000 from this offering. No commissions or fees were paid in connection with the offering. All of these shares were sold to J. Stephen Barley, the President, Secretary/Treasurer and a Director of the Company, and were issued as "restricted shares" within the meaning of the Securities Act of 1933. The Company completed an offering of 800,000 common shares at a price of $0.05 per share on April 1, 1999 to a total of thirteen (13) investors, each of which investors was known to an officer and director of the Company. The Company received total proceeds of $40,000 from this offering. No commissions or fees were paid in connection with the offering. The offering was completed pursuant to Rule 504 of Regulation D of the Act which provides an exemption for issues of stock up to $1,000,000, in the aggregate, by companies with a specific business plan and that are not subject to the reporting requirements of the Securities and Exchange Act of 1934.

The Company completed an offering of 33,000 common shares at a price of $0.25 per share on April 5, 1999 to a total of thirty three (33) investors, each of which investors was known to an officer and director of the Company. The Company received total proceeds of $8,250 from this offering. No commissions or fees were paid in connection with the offering. The offering was completed pursuant to Rule 504 of Regulation D of the Act which provides an exemption for issues of stock up to $1,000,000, in the aggregate, by companies with a specific business plan and that are not subject to the reporting requirements of the Securities and Exchange Act of 1934.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation

Plan of Operation

The Company has determined to proceed with a limited exploration program on the New York Canyon Property, as recommended by a geological report obtained by the Company. The Company has raised sufficient funds from recent sales of its securities, as set forth in Item 1 of Form 10-KSB Annual Report, to proceed with this limited exploration program. The Company will assess whether to proceed with further exploration programs upon completion of the limited exploration program and an evaluation of the results of the limited exploration program.

The Company had cash on hand in the amount of $8,963 as of April 30, 2000. The Company believes that these cash reserves are sufficient to enable the Company to complete the recommended limited exploration program. The Company believes that its cash reserves are also sufficient to meet its obligations for the next 2 month period to C.H.M. Consulting Inc. under the Company's management agreement with C.H.M. Consulting Inc. and to pay for the legal and accounting expense of complying with its obligations as a reporting issuer under the Securities Exchange Act of 1934, in addition to the cost of completing the recommended limited exploration program.

The Company currently has no employees, other than its sole officer, Mr. J. Stephen Barley, a director and President, Secretary and Treasurer of the Company, and does not expect to hire any employees in the foreseeable future. The Company conducts its business through agreements with consultants and arms-length third parties.

Results Of Operations

The Company did not earn any revenues during 1999.  The
Company does not anticipate earning revenues until such time as the Company enters into commercial production of the Company's mineral properties. The Company is presently in the exploration stage of its development and there is no assurance that the Company will discover commercially exploitable levels of mineral resources on its properties, or if such resources are discovered, that the Company will enter into commercial production of its mineral properties.

The Company incurred operating expenses in the amount of $34,468 for the year ended April 30, 2000. These operating expenses included an amount of $9,000 paid to C.H.M.
Consulting Inc., a company controlled by Mr. J. Stephen Barley, a director and President of the Company. These operating expenses also included $21,077 in professional fees which were primarily attributable the preparation and filing of the Company's Form 10-SB registration statement with the Securities and Exchange Commission.

The Company incurred a loss of $34,468 for the year ending
April 30, 2000, compared to a loss of $5,421 for the period
from incorporation to April 30, 1999.   The increased loss
was reflective of a full 12-month year reporting period and increased profession fees as associated with increased operating expenses incurred by the Company during the year. Operating expenses during the year consisted primarily of fees payable to C.H.M. Consulting Inc. and professional fees, including professional fees incurred with the filing of the Company's
Form 10-SB registration statement.

Liquidity And Capital Resources

The Company had cash of $8,963 as of April 30, 2000 and working capital of $6,361 as of April 30, 2000.

The Company will require additional funding in the event that the Company determines to proceed with further exploration
upon reviewing the results of the initial phase of the
exploration program.   The Company anticipates that the cost
of any additional exploration program is in excess of the projected cash reserves of the Company upon completion of initial phase of the exploration program. The Company anticipates that additional funding will be in the form of equity financing from the sale of the Company's common stock. There is no assurance that the Company will be able to achieve additional sales of its common stock sufficient to fund additional phases of the exploration program. The Company believes that debt financing will not be an alternative for funding an additional exploration program. The Company does not have any arrangements in place for future equity financing of the Company.

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

Forward-Looking Statements

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

Impact of the Year 2000 Issue

The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs were not expected to properly recognize a year that begins with "20" instead of the familiar "19". Many experts believed that if not corrected this problem would lead to widespread computer failures. Since the turn of the century, however, the Company has not experienced any adverse effects of this Year 2000 problem.

ITEM 7.  Financial Statements

The Company's audited financial statements for the period ending April 30, 1999 and 2000, including the following, are attached hereto.

(a)	Balance Sheets;

(b)	Statements of Loss and Deficit;

(c)	Statement of Stockholders' Equity;

(d)	Statements of Cash Flows;

(e)	Notes to Financial Statements.


ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants on accounting or financial disclosures.

                          COPPER VALLEY MINERALS LTD.
                        (An Exploration Stage Company)


                             FINANCIAL STATEMENTS


                           APRIL 30, 2000 AND 1999
                          (Stated in U.S. Dollars)

                             AUDITORS' REPORT


To the Shareholders
Copper Valley Minerals Ltd.

We have audited the balance sheets of Copper Valley Minerals Ltd. as at April 30, 2000 and 1999, and the statements of loss and deficit, stockholders' equity, and cash flows for the year ended April 30, 2000, and for the period ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States and Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 2000 and 1999, and the results of its operations and cash flows for the year ended April 30, 2000, and for the period ended April 30, 1999 in accordance with United States generally accepted accounting principles.

Without qualifying our opinion, we draw attention to Note 1(b) to the financial statements. The Company incurred a net loss of $34,468 during the year ended April 30, 2000 and as at that date, the Company's current assets exceeded its current liabilities by $6,361. These factors, along with other matters as set forth in Note 1(b) raise substantial doubt that the Company will be able to continue as a going concern.

Vancouver, B.C.    "Morgan & Company"

June 16, 2000      Chartered Accountants

Comments by Auditors on United States - Canada Difference

In Canada, reporting standards for auditors do not permit the addition of an explanatory paragraph when the financial statements account for, disclose and present in accordance with generally accepted accounting principles conditions and events that cast substantial doubt on the Company's ability to continue as a going concern. Although our audit was conducted in accordance with both United States and Canadian generally accepted auditing standards, our report to the shareholders dated June 16, 2000 is expressed in accordance with United States reporting standards which require a reference to such conditions and events in the auditors' report.

Vancouver, B.C.     "Morgan & Company"

June 16, 2000       Chartered Accountants

                     COPPER VALLEY MINERALS LTD.
                   (An Exploration Stage Company)

                           BALANCE SHEETS
                      (Stated in U.S. Dollars)






                                                  APRIL 30
                                              2000        1999
-----------------------------------------------------------------
ASSETS

Current
    Cash                                  $   8,963     $ 48,961

Mineral Property (Note 3)                     8,000        1,000
                                          ----------------------
                                          $  16,963     $ 49,961
-----------------------------------------------------------------

LIABILITIES

Current
    Accounts payable                      $   2,602     $  1,132
                                          ----------------------

SHAREHOLDERS' EQUITY

Share Capital
    Authorized:
      100,000,000 Common shares, par value $0.001 per share

    Issued and outstanding:
        2,033,000 Common shares               2,033        2,033

    Additional paid in capital               52,217       52,217

Deficit Accumulated During
 The Exploration Stage                      (39,889)      (5,421)
                                          -----------------------
                                             14,361       48,829
                                          -----------------------

                                            $16,963      $49,961
------------------------------------------------------------------


Approved by the Directors:



------------------------------       -----------------------------

                      COPPER VALLEY MINERALS LTD.
                    (An Exploration Stage Company)

                    STATEMENTS OF LOSS AND DEFICIT
                       (Stated in U.S. Dollars)

------------------------------------------------------------------------
                                                  PERIOD  FROM
                                                     DATE OF
                                 YEAR     ORGANIZATION     INCEPTION
                                 ENDED    JUNE 12, 1998   JUNE 12, 1998
                               APRIL 30,       TO              TO
                                 2000     APRIL 30, 1999  APRIL 30, 2000
-------------------------------------------------------------------------

Expenses
    Office administration
    and sundry                $  11,320      $    752        $    12,072
    Mineral property
    exploration expenditures        946         3,829              4,775
    Professional fees            21,077           840             21,917
    Stock transfer fees           1,125             -              1,125
                              -------------------------------------------

Net Loss For The Period          34,468         5,421        $    39,889
                                                            -------------

Deficit Accumulated During
The Exploration Stage,            5,421            -
    Beginning Of Period       ------------------------------

Deficit Accumulated During
The Exploration Stage,         $ 39,889      $  5,421
    End Of Period
------------------------------------------------------------

Net Loss Per Share             $    0.02     $   0.03
------------------------------------------------------------

Weighted Average Number
of Shares Outstanding          2,033,000      188,897
------------------------------------------------------------

                        COPPER VALLEY MINERALS LTD.
                       (An Exploration Stage Company)

                         STATEMENTS OF CASH FLOWS
                         (Stated in U.S. Dollars)

----------------------------------------------------------------------------
                                                      PERIOD FROM
                                                        DATE OF
                                   YEAR        ORGANIZAITON     INCEPTION
                                   ENDED      JUNE 12, 1998   JUNE 12, 1998
                                 APRIL 30,         TO              TO
                                   2000       APRIL 30, 1999  APRIL 30, 2000
-----------------------------------------------------------------------------

Cash Flow From Operating
Activity
    Net loss for the period    $ (34,468)       $   (5,421)    $  (39,889)

Adjustments To Reconcile
Net Loss To Net Cash Used
By Operating Activity
    Change in accounts payable     1,470             1,132          2,602
                              -----------------------------------------------
                                 (32,998)           (4,289)       (37,287)
                              -----------------------------------------------

Cash Flow From Investing
Activity
    Mineral property              (7,000)           (1,000)        (8,000)
                              -----------------------------------------------

Cash Flow From Financing
Activity
    Share capital issued              -             54,250         54,250
                              -----------------------------------------------

Increase (Decrease) In Cash      (39,998)           48,961          8,963

Cash, Beginning Of Period         48,961               -              -
                              -----------------------------------------------

Cash, End Of Period           $    8,963       $    48,961      $   8,963
-----------------------------------------------------------------------------

                           COPPER VALLEY MINERALS LTD.
                         (An Exploration Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                            APRIL 30, 2000 AND 1999
                            (Stated in U.S. Dollars)


                                      Common Stock
                             ------------------------------
                                                Additional
                                                 Paid-In
                             Shares    Amount    Capital   Deficit    Total
                          ---------------------------------------------------

Shares issued for cash
    at $0.005              1,200,000  $  1,200  $  4,800  $   -    $   6,000

Shares issued for cash
    at $0.05                 800,000       800    39,200      -       40,000

Shares issued for cash
    at $0.25                  33,000        33     8,217      -        8,250

Net loss for the period          -          -        -       (5,421)  (5,421)
                          ----------------------------------------------------

Balance, April 30, 1999    2,033,000     2,033    52,217     (5,421)  48,829

Net loss for the period          -          -        -      (34,468) (34,468)
                          ----------------------------------------------------

Balance, April 30, 2000    2,033,000  $  2,033  $ 52,217  $ (39,889)$ 14,361
                          ----------------------------------------------------

                          COPPER VALLEY MINERALS LTD.
                        (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                            APRIL 30, 2000 AND 1999
                            (Stated in U.S. Dollars)

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

      The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

   a) Mineral Property Costs

     The Company capitalizes the acquisition costs of mineral properties in which it has a continuing interest to be amortized over the recoverable reserves when a property reaches commercial production. On abandonment of any property, applicable acquisition costs will be written off. To date the Company has not established the commercial feasibility of its mineral property, therefore all exploration expenditures are being expensed.

                          COPPER VALLEY MINERALS LTD.
                        (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                            APRIL 30, 2000 AND 1999
                            (Stated in U.S. Dollars)


2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

   b) Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

   c) Foreign Currency Translation

      The Company's functional currency is the U.S. dollar.
      Transactions in foreign currency are translated into U.S.
      dollars as follows:

       i) monetary items at the rate prevailing at the balance sheet date;
      ii) non-monetary items at the historical exchange rate;
     iii) revenue and expense at the average rate in effect during the applicable accounting period.

      Gains or losses arising in translation are included in the results of operations.

   d) Income Taxes

      The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

   e) Financial Instruments

      The Company's financial instruments consist of cash and accounts payable.

      Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

                       COPPER VALLEY MINERALS LTD.
                     (An Exploration Stage Company)

                      NOTES TO FINANCIAL STATEMENTS

                         APRIL 30, 2000 AND 1999
                         (Stated in U.S. Dollars)


2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

  f) Net Loss Per Share

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

3.  MINERAL PROPERTY

    The Company has entered into an option agreement to acquire a 51% interest in 37 mineral claims located in Mineral County, Nevada.

    In order to earn its interest, the Company must make cash payments and incur exploration expenditures as follows:

    Cash payments:
    - $1,000 on March 31, 1999 (paid)
    - $7,000 on the first anniversary of the agreement (paid)
    - $50,000 on the second anniversary of the agreement
    - $75,000 on the third anniversary of the agreement
    - $75,000 on the fourth anniversary of the agreement
    - $100,000 on the fifth anniversary of the agreement
    - $120,000 per year thereafter until the property is placed into commercial production

    The Company has the option to buyout the $120,000 yearly minimum payment by making a one time payment of $1,000,000 in cash or shares at not less than $0.50 per share.

    Exploration expenditures:

    - A further $150,000 by April 1, 2001
    - A further $150,000 by April 1, 2002
    - A further $240,000 by April 1, 2003
    - A further $450,000 by April 1, 2004


Consideration paid to date                        $  8,000
                                                  --------

                        COPPER VALLEY MINERALS LTD.
                      (An Exploration Stage Company)

                       NOTES TO FINANCIAL STATEMENTS

                         APRIL 30, 2000 AND 1999
                         (Stated in U.S. Dollars)

4.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

    The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year.
    Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

                          PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Officers

The following information sets forth the names of the officers and directors of the Company, their present positions with the Company, and their biographical information.

Name                      Age                Office(s) Held
------------            -------            -----------------------
J. Stephen Barley         44               Director and President,
                                           Secretary and Treasurer

Geoffrey N. Goodal        38               Director


Mr. J. Stephen Barley is a director and is President, Secretary and Treasurer of the Company. Mr. Barley received his Bachelor of Commerce degree from the Mount Allison University in New Brunswick, Canada in 1979. He received his law degree from Dalhousie University in Nova Scotia, Canada in 1982. Mr. Barley practiced as a lawyer with Casey & O'Neill and successor firms from 1984 to 1991.
Mr. Barley practiced as a lawyer with J. Stephen Barley Law Corporation from 1992 to 1997. Mr. Barley specialized in the areas of corporate and securities law during the time of his private practice as a lawyer with Casey & O'Neill and J. Stephen Barley Law Corporation. Mr. Barley's clients included a number of publicly traded companies involved in the business of mineral exploration. Mr. Barley has been involved as a corporate finance consultant and as a director and investor in several private business ventures since 1997. Mr. Barley is a member in good standing of the Law Society of British Columbia and the Law Society of Alberta.

Mr. Geoffrey N. Goodall is a director of the Company. Mr. Goodall received his Bachelor of Science, Geology, from the University of British Columbia in 1984. Mr. Goodall is a member of the Association of Professional Engineers and Geoscientists of British Columbia and is a fellow of the Geological Association of Canada. Mr. Goodall worked as a geologist with Fox Geological Services Inc. of Vancouver, British Columbia, Canada from May, 1984 to May, 1997. Mr. Goodall's responsibilities as a geologist with Fox Geological Services Inc. increased throughout this period from conducting geological field surveys to senior geologist in charge of project management.
Mr. Goodall's experience covers all aspects of mineral exploration from concept design and implementation of reconnaissance exploration to detailed drilling and preliminary ore reserve calculations.
Mr. Goodall was Vice-President, Exploration of Leigh Resources Corporation of Vancouver, British Columbia, Canada from June, 1997 to September, 1998. Leigh Resources Corporation is a public company, the shares of which are traded on the Vancouver Stock Exchange.
Mr. Goodall was responsible for the design, implementation, and supervision of mineral exploration projects for Leigh Resources.
Mr. Goodall worked with Homestake Mining Inc. of San Francisco, California from September to December, 1998. Mr. Goodall's work with Homestake was as a contract geologist and duties included a review of exploration programs and operations of Homestake Mining in Bulgaria.

Significant Employees

The Company does not have any significant employees.

Terms of Office

Directors of the Company are appointed for a one year term to hold office until the next annual general meeting of the holders of the Company's Common Stock or until removed from office in accordance with the Company's by-laws. Officers of the Company are appointed by the Company's board of directors and hold office until removed by the Company's board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

------------------------------------------------------------------
                              Number   Transactions Known Failures
                              of Late  Not Timely   To File a
Name and Principal Position   Reports  Reported     Required Form
------------------------------------------------------------------

J. Stephen Barley, President     2        0          None
Secretary and Treasurer

Geoffrey N. Goodall, Director    2        0          None



ITEM 10.  Executive Compensation

The following table sets forth certain information as to the Company's highest paid officers and directors for its fiscal
year ended April 30, 2000.    No other compensation was paid
to any such officer or directors other than the cash compensation set forth below. Compensation attributed to J. Stephen Barley was paid to C.H.M. Consulting Inc.. See Item 1 of this Annual Report entitled "Description of Business - Employees".

                      Summary Compensation Table

                  Annual Compensation                Long Term Compensation
                  -------------------                ----------------------
                                                    Awards          Payouts
                                                    ------          -------
                                       Other                             All
                                       Annual                            Other
                                       Com                               Com
                                       Pen   Restricted                  pen
                                       Sa    Stock    Options/*  LTIP    sa
Name        Title    Year Salary Bonus tion  Awarded  SARs(#) payouts($) tion
----        -----    ---- ------ ----- ----  -------  ------- ---------- ----
J. Stephen President 2000 $9,000  $0   $0       0        0	  0       0
Barley     Director

Geoffrey   Director  2000 $0      $0   $0       0        0        0       0
Goodall

ITEM 11.  Security Ownership of Certain Beneficial Owners and
Management

The following table sets forth information as of June 30, 2000, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by
(i) each person known by the Company to own beneficially 5% or more of the Common Stock, (ii) each director and officer and
(iii) all directors and officers as a group:

                                          Amount of
                 Name and Address         Beneficial        Percent
Title of Class   of Beneficial Owner      Ownership		of Class
--------------   -------------------      ----------        --------
Common Stock     J. Stephen Barley        1,200,000          59.0%
                 2060 Gisby Street
                 West Vancouver, BC
                 Canada  V7V 4N3

Common Stock     Geoffrey N. Goodall         NIL              NIL%
                 1315 Arborlynn Drive
                 North Vancouver, BC
                 Canada V7J 2V6

Common Stock     Directors and Officers   1,200,000          59.0%
                 As a Group

The percentage of shares owned by each of the above persons is based on a total of 2,033,000 shares of the Company's common stock issued and outstanding as of June 30, 2000.


ITEM 12. 	Certain Relationships and Related Transactions.

Except as set forth below, none of the directors or officers of the Company, nor any proposed nominee for election as a director of the Company, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company, nor any promoter of the Company, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the date of the Company's incorporation or in any presently proposed transaction which, in either case, has or will materially affect the Company.

The Company has entered into the Management Agreement with C.H.M. Consulting Inc., a company controlled by Mr. J. Stephen Barley, President of the Company. Under the Management Agreement, the Company has agreed to pay to C.H.M. Consulting Inc. a management fee of $750 per month for a one year term in consideration for management and administration services to be provided by C.H.M. Consulting Inc. to the Company. See Item 1 of Part I of this Form 10-KSB Annual Report.

ITEM 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibits

Exhibit 3.1:  Articles of Incorporation *
Exhibit 3.2:  Certificate of Amendment of the Articles of
              Incorporation*
Exhibit 3.2:  By-laws*
Exhibit 10.1: New York Canyon Property Option Agreement *
Exhibit 10.2: Management Contract between the Company and
              C.H.M. Consulting Inc.*
Exhibit 10.3: Geological Report on the New York Canyon Property*
Exhibit 10.4: Consent of Geological Consultant to use of Report *
Exhibit 10.5: Amendment to Option Agreement
Exhibit 27.1: Financial Data Schedule

----------------
* Incorporated by reference from our registration statement on Form 10-SB12G/A filed with the commission on November 26,1999
- File No. 0-27277.

Financial Statements

See Part II, Item 7.


Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPPER VALLEY MINERALS LTD.


By:   /s/ J. Stephen Barley
      ___________________________________
      J. Stephen Barley, Director
      President, Secretary and Treasurer
      Date:7-24-00


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/ J. Stephen Barley
      ___________________________________
      J. Stephen Barley, Director
      President, Secretary and Treasurer
      Date:7-24-00



By:   /s/ Geoffrey N. Goodall
      ___________________________________
      Geoffrey N. Goodall, Director
      Date:7-24-00