Form 10QSB
period 2000-07-31
COPPER VALLEY MINERALS LTD
filed 2000-09-12
CIK 1083721

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                          FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended July 31, 2000

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period                 to
                                ----------------


          Commission File Number        0-27277
                                 --------------------

                     COPPER VALLEY MINERALS LTD.
 ----------------------------------------------------------------
 (Exact name of small Business Issuer as specified in its charter)

Nevada                                         98-0207554
-------------------------------                ----------------------
(State or other jurisdiction of                (IRS Employer
incorporation or organisation)                 Identification No.)

2060 Gisby Street
West Vancouver, British Columbia, Canada       V7V 4N3
----------------------------------------       ----------------------
(Address of principal executive offices)       (Zip Code)

Issuer's telephone number, including area code: 604-926-4300

                               None
         --------------------------------------------------
        (Former name, former address and former fiscal year,
                   if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
2,033,000 Shares of $.001 par value Class A Common Stock outstanding as of September 1, 2000.

Transitional Small Business Disclosure Format (check one):
[ ] Yes [X] No

                   PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements


The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2000 are not necessarily indicative of the results that can be expected for the year ending April 30, 2001.

                    COPPER VALLEY MINERALS LTD.
                  (An Exploration Stage Company)


                       FINANCIAL STATEMENTS


                           JULY 31, 2000
                           (Un-audited)
                     (Stated in U.S. Dollars)

                    COPPER VALLEY MINERALS LTD.
                  (An Exploration Stage Company)

                          BALANCE SHEETS
                           (Un-audited)
                     (Stated in U.S. Dollars)

-----------------------------------------------------------------------
                                              JULY 31         APRIL 30
                                                 2000             2000
-----------------------------------------------------------------------
ASSETS

Current
  Cash                                      $   2,784        $   8,963

Mineral Property (Note 3)                       8,000            8,000
                                            ---------------------------
                                            $  10,784        $  16,963
=======================================================================

LIABILITIES

Current
   Accounts payable                         $   6,032        $   2,602
                                            ---------------------------


SHAREHOLDERS' EQUITY

Share Capital
   Authorized:
     100,000,000 Common shares,
     par value $0.001 per share

Issued and outstanding:
   2,033,000 Common shares                      2,033            2,033

Additional paid in capital                     52,217           52,217

Deficit Accumulated During
   The Exploration Stage                      (49,498)         (39,889)
                                            ---------------------------
                                                4,752           14,361
                                            ---------------------------
                                            $  10,784        $  16,963
=======================================================================

                    COPPER VALLEY MINERALS LTD.
                  (An Exploration Stage Company)

                  STATEMENTS OF LOSS AND DEFICIT
                           (Un-audited)
                     (Stated in U.S. Dollars)


-----------------------------------------------------------------------
                            THREE MONTHS    THREE MONTHS      INCEPTION
                                ENDED          ENDED      JUNE 12, 1998
                               JULY 31,       JULY 31,               TO
                                2000            1999      JULY 31, 2000
-----------------------------------------------------------------------
Expenses
  Office administration
    and sundry              $     4,131      $     2,354    $    16,203
  Mineral property
    exploration
    expenditures                      -              946          4,775
  Professional fees               5,478            3,313         27,395
  Stock transfer fees                 -                -          1,125
                            -------------------------------------------

Net Loss For The Period           9,609            6,613    $    49,498
                                                            ===========

Deficit Accumulated During
  The Exploration Stage,
  Beginning Of Period            39,889            5,421
                            ----------------------------

Deficit Accumulated During
  The Exploration Stage,
  End Of Period              $   49,498      $    12,034
========================================================

Net Loss Per Share           $     0.01      $      0.01
========================================================

Weighted Average Number
  of Shares Outstanding       2,033,000        2,033,000
========================================================

                    COPPER VALLEY MINERALS LTD.
                  (An Exploration Stage Company)

                     STATEMENTS OF CASH FLOWS
                           (Un-audited)
                     (Stated in U.S. Dollars)



-----------------------------------------------------------------------
                            THREE MONTHS    THREE MONTHS      INCEPTION
                                ENDED          ENDED      JUNE 12, 1998
                               JULY 31,       JULY 31,               TO
                                2000            1999      JULY 31, 2000
-----------------------------------------------------------------------

Cash Flow From Operating
  Activity

Net loss for the period     $   (9,609)      $    (6,613)   $   (49,498)

Adjustments To Reconcile
  Net Loss To Net Cash
  Used By Operating
  Activity
    Change in accounts
      payable                    3,430               168          6,032
                            -------------------------------------------
                                (6,179)           (6,445)       (43,466)
                            -------------------------------------------

Cash Flow From Investing
  Activity
   Mineral property                  -                 -         (8,000)
                            -------------------------------------------

Cash Flow From Financing
  Activity

Share capital issued                 -                 -         54,250
                            -------------------------------------------
Increase (Decrease) In Cash     (6,179)           (6,445)         2,784

Cash, Beginning Of Period        8,963            48,961              -
                            -------------------------------------------
Cash, End Of Period         $    2,784       $    42,516    $     2,784
=======================================================================

                    COPPER VALLEY MINERALS LTD.
                  (An Exploration Stage Company)

                STATEMENT OF STOCKHOLDERS' EQUITY

                          JULY 31, 2000
                           (Un-audited)
                     (Stated in U.S. Dollars)



                                 Common Stock
                        ----------------------------
                                          Additional
                                             Paid-in
                          Shares   Amount    Capital    Deficit     Total
                        -------------------------------------------------
Shares issued for
  cash at $0.005        1,200,000  $1,200  $   4,800   $      -  $  6,000

Shares issued for
  cash at $0.05           800,000     800     39,200          -    40,000

Shares issued for
  cash at $0.25            33,000      33      8,217          -     8,250

Net loss for the
  period                        -       -          -    (39,889)  (39,889)
                        -------------------------------------------------
Balance, July 31,
  2000                  2,033,000    2,033    52,217    (39,889)   14,361

Net loss for the
  period                        -        -         -     (9,609)   (9,609)
                        -------------------------------------------------
Balance, July 31,
  2000                  2,033,000  $ 2,033 $  52,217   $(49,498) $  4,752
                        =================================================

                    COPPER VALLEY MINERALS LTD.
                  (An Exploration Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

                          JULY 31, 2000
                          (Un-audited)
                    (Stated in U.S. Dollars)

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


2.   SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates that have been made using careful judgement.

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

                  COPPER VALLEY MINERALS LTD.
                (An Exploration Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

                        JULY 31, 2000
                         (Un-audited)
                   (Stated in U.S. Dollars)

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

                  COPPER VALLEY MINERALS LTD.
                (An Exploration Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

                        JULY 31, 2000
                         (Un-audited)
                   (Stated in U.S. Dollars)

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

The Company has the option to buyout the $120,000 yearly minimum payment by making a one-time payment of $1,000,000 in cash or shares at not less than $0.50 per share.

Exploration expenditures:

-     A further $150,000 by April 1, 2001
-     A further $150,000 by April 1, 2002
-     A further $240,000 by April 1, 2003
-     A further $450,000 by April 1, 2004

Consideration paid to date                            $ 8,000
                                                      =======

                  COPPER VALLEY MINERALS LTD.
                (An Exploration Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

                        JULY 31, 2000
                         (Un-audited)
                   (Stated in U.S. Dollars)

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

Item 2. Management's Discussion and Analysis or Plan of Operations

Organization

Copper Valley Minerals Ltd. (the "Company") is a natural resource company engaged in the acquisition, exploration and development of mineral properties. The Company has an option to acquire an interest in the properties described below under the heading "New York Canyon Property". The Company intends to carry out exploration work on the New York Canyon Property in order to ascertain whether the New York Canyon Property possesses commercially exploitable quantities of copper and ancillary precious minerals, including gold and silver. There can be no assurance that a commercially exploitable mineral deposit, or reserve, exists in the New York Canyon Property until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

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

Company's Plan of Operation

The Company has determined to proceed with a limited exploration program on the New York Canyon Property, as recommended by a geological report obtained by the Company. The budgeted cost of this limited exploration program is $5,170. The Company had cash on hand in the amount of $2,784 as of July 31, 2000.
Accordingly, the Company presently does not have sufficient cash reserves in order to pursue the limited exploration program.

Results Of Operations

The Company did not earn any revenues during the three months ended July 31, 2000. The Company does not anticipate earning revenues until such time as the Company enters into commercial production of the Company's mineral properties. The Company is presently in the exploration stage of its development and there is no assurance that the Company will discover commercially exploitable levels of mineral resources on its properties, or if such resources are discovered, that the Company will enter into commercial production of its mineral properties.

The Company incurred operating expenses in the amount of $9,609 for the three months ended July 31, 2000, compared to operating expenses in the amount of $6,613 for the three months ended July
31, 1999. These operating expenses included an amount of $2,250 paid pursuant to the Company's management agreement with C.H.M. Consulting Inc., a company controlled by Mr. J. Stephen Barley, a director and President of the Company. These operating expenses also included $5,478 in professional fees that were primarily attributable the Company's ongoing obligations as a reporting issuer under the Securities Exchange Act of 1934.
The Company did not incur any mineral property exploration expenditures during the three months ended July 31, 2000, compared with mineral property exploration expenditures in the amount of $946 for the three months ended July 31, 1999.

The Company incurred a loss of $9,609 for the three months ended
July 31, 2000, compared to a loss of $6,613 for the three months
ended July 31, 1999.   The increased loss was primarily
reflective of increased professional fees.

Liquidity And Capital Resources

The Company had cash of $2,784 as of July 31, 2000 and a working capital deficit of $3,248 as of July 31, 2000.

The Company requires additional funding in order to continue its business operations. The Company presently does not have sufficient cash reserves in order to pursue the limited exploration program that it has planned to complete. The Company's current cash reserves are also insufficient to enable the Company to pay for the legal and accounting expense of complying with the Company's obligations as a reporting issuer under the Securities Exchange Act of 1934 or to meet its obligations under the Company's management agreement with C.H.M.
Consulting Inc.   The Company anticipates that it will require
funds of approximately $25,000 over the next twelve months to fund the limited exploration program, its legal and accounting expenses and its obligations to C.H.M. Consulting Inc.

The Company anticipates that any additional funding will be in the form of equity financing from the sale of the Company's common stock. The Company does not have any arrangements in place for future equity financing of the Company and there is no assurance that the Company will be able to achieve additional sales of its common stock. The Company believes that debt financing will not be an alternative for funding its mineral exploration business.

If the Company is successful in raising financing for the limited exploration program, the Company will assess whether to proceed with further exploration programs upon completion of the limited exploration program and an evaluation of the results of the limited exploration program.

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

If the Company is not successful in arranging for financing, the Company will assess whether to acquire a new business that would enable the Company to raise funds in order to continue its business operations. The Company has not entered into any negotiations for the acquisition for any new businesses or assets. There is no assurance that the Company would be able to enter into any agreement for the acquisition of any new business or assets due to the Company's lack of cash reserves and negative working capital position.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

*     Fluctuations in the market prices of copper
* General domestic and international economic and political conditions
* Unexpected geological conditions or unfavourable results of exploration
* Difficulties associated with managing complex operations in remote areas
*     Unanticipated milling and other processing problems
*     The speculative nature of mineral exploration
      Environmental risks
* Changes in laws and government regulations, including those relating to taxes and the environment
* The availability and timing of receipt of necessary governmental permits and approval relating to operations, expansion of operations, and financing of operations
* Fluctuations in interest rates and other adverse financial market conditions
* Other unanticipated difficulties in obtaining necessary financing
* The failure of equipment or processes to operate in accordance with specifications or expectations
*     Labor relations
*     Accidents
*     Unusual weather or operating conditions
*     Force majeure events
* Other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission.

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

COPPER VALLEY MINERALS LTD.


Date:      September 7, 2000



By:   /s/ J. Stephen Barley
      --------------------------------------
	J. STEPHEN BARLEY
        Director, President & Chief Executive Officer