Form 10QSB
period 2000-10-31
COPPER VALLEY MINERALS LTD
filed 2000-12-15
CIK 1083721

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended October 31, 2000

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period             to
                                ------------


      Commission File Number      0-27277
                             ------------------

                     COPPER VALLEY MINERALS LTD.
 -----------------------------------------------------------------
 (Exact name of small Business Issuer as specified in its charter)

Nevada                                       98-0207554
-------------------------------              ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organisation)

2060 Gisby Street
West Vancouver, British Columbia, Canada     V7V 4N3
----------------------------------------     -------
(Address of principal executive offices)     (Zip Code)

Issuer's telephone number, including area code:  604-926-4300
                                                 ------------

                                None
---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
2,033,000 Shares of $.001 par value Class A Common Stock outstanding as of December 11, 2000.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements


The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended October 31, 2000 are not necessarily indicative of the results that can be expected for the year ending April 30, 2001.

                    COPPER VALLEY MINERALS LTD.
                   (An Exploration Stage Company)


                       FINANCIAL STATEMENTS


                         OCTOBER 31, 2000
                            (Unaudited)
                     (Stated in U.S. Dollars)

                    COPPER VALLEY MINERALS LTD.
                  (An Exploration Stage Company)

                          BALANCE SHEETS
                           (Unaudited)
                     (Stated in U.S. Dollars)

------------------------------------------------------------------------
                                                OCTOBER 31    APRIL 30
                                                   2000         2000
------------------------------------------------------------------------
ASSETS

Current
   Cash                                         $    1,887    $    8,963

Mineral Property (Note 3)                            8,000         8,000
                                                ------------------------
                                                $    9,887    $   16,963
========================================================================

LIABILITIES

Current
   Accounts payable                             $   16,719    $    2,602
   Loan payable                                      5,200             -
                                                ------------------------
                                                    21,919         2,602
                                                ------------------------

SHAREHOLDERS' EQUITY
Share Capital
   Authorized:
     100,000,000 Common shares,
       par value $0.001 per share

   Issued and outstanding:
     2,033,000 Common shares                         2,033         2,033

   Additional paid in capital                       52,217        52,217

Deficit Accumulated During The Exploration Stage   (66,282)      (39,889)
                                                ------------------------
                                                   (12,032)       14,361
                                                ------------------------
                                                $    9,887    $   16,963
========================================================================

                     COPPER VALLEY MINERALS LTD.
                   (An Exploration Stage Company)

                   STATEMENTS OF LOSS AND DEFICIT
                            (Unaudited)
                     (Stated in U.S. Dollars)


-----------------------------------------------------------------------------
                        THREE     THREE       SIX        SIX
                        MONTHS    MONTHS     MONTHS      MONTHS     INCEPTION
                        ENDED     ENDED      ENDED       ENDED          TO
                        OCTOBER   OCTOBER    OCTOBER     OCTOBER     OCTOBER
                        31, 2000  31, 1999   31, 2000    31, 1999    31, 2000
-----------------------------------------------------------------------------
Expenses
  Office administration
    and sundry          $ 14,627  $  2,402   $  18,758   $  4,757   $  30,830
  Mineral property
    exploration
    expenditures               -         -           -        945       4,775
  Professional fees        2,157     7,943       7,635     11,256      29,552
  Stock transfer fees          -         -           -          -       1,125
                        -----------------------------------------------------
Net Loss For The Period   16,784    10,345      26,393     16,958   $  66,282
                                                                    =========
Deficit Accumulated
  During The Exploration
  Stage, Beginning Of
  Period                  49,498    12,034      39,889      5,421
                        -----------------------------------------

Deficit Accumulated
  During The
  Exploration Stage,
  End Of Period         $ 66,282  $ 22,379   $  66,282   $ 22,379
=================================================================

Net Loss Per Share      $   0.01  $   0.01   $    0.01   $   0.01
=================================================================

Weighted Average
  Number of Shares
  Outstanding          2,033,000 2,033,000   2,033,000  2,033,000
=================================================================

                   COPPER VALLEY MINERALS LTD.
                  (An Exploration Stage Company)

                     STATEMENTS OF CASH FLOWS
                           (Unaudited)
                    (Stated in U.S. Dollars)


-----------------------------------------------------------------------------
                        THREE     THREE       SIX        SIX
                        MONTHS    MONTHS     MONTHS      MONTHS     INCEPTION
                        ENDED     ENDED      ENDED       ENDED          TO
                        OCTOBER   OCTOBER    OCTOBER     OCTOBER     OCTOBER
                        31, 2000  31, 1999   31, 2000    31, 1999    31, 2000
-----------------------------------------------------------------------------
Cash Flow From
  Operating Activity
    Net loss for the
      period           $ (16,784) $(10,345) $ (26,393) $  (16,958)  $ (66,282)

Adjustments To
  Reconcile Net Loss
  To Net Cash Used By
  Operating Activity
    Change in accounts
      payable             10,687     2,476     14,117       2,644      16,719
                       ------------------------------------------------------
                          (6,097)   (7,869)   (12,276)    (14,314)    (49,563)
                       ------------------------------------------------------
Cash Flow From
  Investing Activity
    Mineral property           -         -          -           -      (8,000)
                       ------------------------------------------------------

Cash Flow From
  Financing Activities
    Share capital
    issued                     -         -          -           -      54,250
    Loan payable           5,200         -      5,200           -       5,200
                       ------------------------------------------------------
                           5,200         -      5,200           -      59,450
                       ------------------------------------------------------

Increase (Decrease)
  In Cash                   (897)   (7,869)    (7,076)    (14,314)      1,887

Cash, Beginning Of
  Period                   2,784    42,516      8,963      48,961           -
                       ------------------------------------------------------
Cash, End Of Period    $   1,887  $ 34,647  $   1,887   $  34,647   $   1,887
=============================================================================

                          COPPER VALLEY MINERALS LTD.
                         (An Exploration Stage Company)

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                OCTOBER 31, 2000
                                   (Unaudited)
                             (Stated in U.S. Dollars)


                                 Common Stock
                        ----------------------------
                                          Additional
                                             Paid-in
                          Shares   Amount    Capital    Deficit     Total
                       --------------------------------------------------
Shares issued for
  cash at $0.005       1,200,000  $ 1,200   $  4,800    $     -  $  6,000

Shares issued for
  cash at $0.05          800,000      800     39,200          -    40,000

Shares issued for
  cash at $0.25           33,000       33      8,217          -     8,250

Net loss for the
  period                       -        -          -    (39,889)  (39,889)
                       ==================================================
Balance,
  April 30, 2000       2,033,000    2,033     52,217    (39,889)   14,361

Net loss for the
  period                       -        -          -    (26,393)  (26,393)
                       --------------------------------------------------
Balance,
  October 31, 2000     2,033,000  $ 2,033   $ 52,217  $ (66,282) $(12,032)
                       ==================================================

                    COPPER VALLEY MINERALS LTD.
                  (An Exploration Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

                         OCTOBER 31, 2000
                            (Unaudited)
                     (Stated in U.S. Dollars)

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

                   COPPER VALLEY MINERALS LTD.
                 (An Exploration Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

                        OCTOBER 31, 2000
                           (Unaudited)
                    (Stated in U.S. Dollars)

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

                    COPPER VALLEY MINERALS LTD.
                   (An Exploration Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

                         OCTOBER 31, 2000
                            (Unaudited)
                      (Stated in U.S. Dollars)

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

Exploration expenditures:

-     A further $150,000 by April 1, 2001
-     A further $150,000 by April 1, 2002
-     A further $240,000 by April 1, 2003
-     A further $450,000 by April 1, 2004

Consideration paid to date                        $   8,000
                                                  =========

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

Company's Plan of Operation

The Company has determined to proceed with a limited exploration program on the New York Canyon Property, as recommended by a geological report obtained by the Company, subject to the Company achieving the financing necessary for this exploration program. The budgeted cost of this limited exploration program is $5,170.
 The Company had cash on hand in the amount of $1,887 as of October 31, 2000. Accordingly, the Company presently does not have sufficient cash reserves in order to pursue the limited exploration program.

The Company is presently evaluating the potential acquisition of an alternate business or business assets outside of the mineral exploration business. The Company is considering such an acquisition based on the current depressed market for mineral resources and the difficulty perceived by management in financing mineral exploration companies in the current market. The Company has not entered into any letter of intent or definitive agreement for the acquisition of any business or business assets. There is no assurance that the Company will enter into any agreement for the acquisition of any alternate business or business assets.

The Company currently has no employees, other than its sole officer, Mr. J. Stephen Barley, a director and President, Secretary and Treasurer of the Company, and does not expect to hire any employees in the foreseeable future. The Company conducts its business through agreements with consultants and arms-length third parties.

Results of Operations

The Company did not earn any revenues during the six months ended October 31, 2000. The Company does not anticipate earning revenues until such time as the Company enters into commercial production of the Company's mineral properties. The Company is presently in the exploration stage of its development and there is no assurance that the Company will discover commercially exploitable levels of mineral resources on its properties, or if such resources are discovered, that the Company will enter into commercial production of its mineral properties.

The Company incurred operating expenses in the amount of $26,393 for the six months ended October 31, 2000, compared to operating expenses in the amount of $16,958 for the six months ended October 31, 1999. The largest component of these operating expenses was travel and associated expenses incurred by management in connection with the evaluation of prospective business acquisitions during the three months ended October 31, 2000. These operating expenses also included an amount of $4,500 paid pursuant to the Company's management agreement with C.H.M. Consulting Inc., a company controlled by Mr. J. Stephen Barley, a director and President of the Company. These operating expenses also included $7,635 in professional fees that were primarily attributable the Company's ongoing obligations as a reporting issuer under the Securities Exchange Act of 1934. The Company did not incur any mineral property exploration expenditures during the six months ended October 31, 2000, compared with mineral property exploration expenditures in the amount of $945 for the six months ended October 31, 1999.

The Company incurred a loss of $26,393 for the six months ended October 31, 2000, compared to a loss of $16,958 for the six
months ended October 31, 1999.   The increased loss was primarily
reflective of increased administrative expenses and professional fees.

Liquidity And Capital Resources

The Company had cash of $1,887 as of October 31, 2000 and a working capital deficit of $20,032 as of October 31, 2000.

The Company's account payables increased to $16,719 as of October 31, 2000, compared to $2,602 as of April 30, 2000. The Company's current liabilities include demand loans totalling $5,200 as of October 31, 2000. Of these loans, a total of $2,700 is owed to
J. Stephen Barley, the Company's President, Secretary and Treasurer and a director.

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

If the Company does not secure additional financing, the Company will not be able to complete any additional exploration programs or complete the required payments to Kleinebar or the required exploration expenditures under the Option. The Company will be required to abandon the Option in the event that the Company is unable to achieve sufficient financing as required to complete the exploration expenditures on the New York Canyon Property or complete the required payments to Kleinebar. The Company will consider bringing in a joint venture partner for the New York Canyon Property if the Company is unable to achieve sufficient funding by itself to proceed with the required exploration expenditures and the Company does not want to abandon the New York Canyon Property. The Company may pursue acquiring interests in alternate mineral properties in the event of termination of the Option due to a failure to incur the required exploration expenditures.

If the Company is not successful in arranging for financing, the Company will assess whether to acquire a new business that would enable the Company to raise funds in order to continue its business operations. The Company has not entered into any letter of intent or agreement for the acquisition of any new businesses or assets. There is no assurance that the Company would be able to enter into any agreement for the acquisition of any new business or assets due to the Company's lack of cash reserves and negative working capital position.

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

COPPER VALLEY MINERALS LTD.


Date:     December 11, 2000



By:
          /s/ J. Stephen Barley

          J. STEPHEN BARLEY
          Director, President & Chief Executive Officer