Form 10QSB
period 2001-01-31
COPPER VALLEY MINERALS LTD
filed 2001-03-13
CIK 1083721

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                          FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended January 31, 2001

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period            to
                               ------------


           Commission File Number     0-27277
                                  ----------------



                      COPPER VALLEY MINERALS LTD.
   ----------------------------------------------------------------
  (Exact name of small Business Issuer as specified in its charter)

Nevada                                    98-0207554
------                                    ----------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organisation)

2060 Gisby Street
West Vancouver, British Columbia, Canada  V7V 4N3
----------------------------------------  -------
(Address of principal executive offices)  (Zip Code)

Issuer's telephone number, including area code:  604-926-4300
                                                 ------------

						None
    -----------------------------------------------------------------
           (Former name, former address and former fiscal year,
                        if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
2,033,000 Shares of $.001 par value Common Stock outstanding as of March 11, 2000.

Transitional Small Business Disclosure Format (check one):
[ ] Yes  [X] No

                  PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and
Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended January 31, 2001 are not necessarily indicative of the results that can be expected for the year ending April 30, 2001.

                    COPPER VALLEY MINERALS LTD.
                  (An Exploration Stage Company)


                       FINANCIAL STATEMENTS


                         JANUARY 31, 2001
                            (Unaudited)
                     (Stated in U.S. Dollars)

                   COPPER VALLEY MINERALS LTD.
                 (An Exploration Stage Company)

                         BALANCE SHEETS
                           (Unaudited)
                    (Stated in U.S. Dollars)

--------------------------------------------------------------------------
                                                   JANUARY 31     APRIL 30
                                                         2001         2000
--------------------------------------------------------------------------

ASSETS
Current
  Cash                                             $      475   $    8,963
  Mineral Property (Note 4)                             8,000        8,000
                                                   -----------------------
                                                   $    8,475   $   16,963
==========================================================================

LIABILITIES

Current
  Accounts payable                                 $    1,267   $    2,602
  Loan payable                                         27,000            -
                                                   -----------------------
                                                       28,267        2,602
                                                   -----------------------

SHAREHOLDERS' EQUITY

Share Capital
  Authorized:
    100,000,000 Common shares,
    par value $0.001 per share

  Issued and outstanding:
      2,033,000 Common shares                           2,033        2,033

  Additional paid in capital                           52,217       52,217

Deficit Accumulated During The
  Exploration Stage                                   (74,042)     (39,889)
                                                   -----------------------
                                                      (19,792)      14,361
                                                   -----------------------

                                                   $    8,475   $   16,963
==========================================================================

                   COPPER VALLEY MINERALS LTD.
                  (An Exploration Stage Company)

                  STATEMENTS OF LOSS AND DEFICIT
                            (Unaudited)
                      (Stated in U.S. Dollars)


----------------------------------------------------------------------------
                            THREE     THREE      NINE       NINE
                           MONTHS    MONTHS    MONTHS     MONTHS   INCEPTION
                            ENDED     ENDED     ENDED      ENDED          TO
                          JANUARY   JANUARY   JANUARY    JANUARY     JANUARY
                               31        31        31         31          31
                             2001      2000      2001       2000        2001
----------------------------------------------------------------------------

Expenses
  Office administration
    and sundry         $    2,635 $   2,305 $  21,393 $    7,062  $   33,465
  Mineral property
    exploration
    expenditures                -         -         -        945       4,775
  Professional fees         5,125     7,238    12,760     18,494      34,677
                       -----------------------------------------------------
  Stock transfer fees           -     1,125         -      1,125       1,125

Net Loss For The Period     7,760    10,668    34,153     27,626  $   74,042
                                                                  ==========
Deficit Accumulated
  During The
  Exploration Stage,
  Beginning Of Period      66,282    22,379    39,889      5,421
                       -----------------------------------------

Deficit Accumulated
  During The
  Exploration Stage,
  End Of Period        $   74,042 $  33,047 $  74,042 $   33,047
================================================================

Loss Per Share         $     0.01 $    0.01 $    0.02 $     0.01
================================================================

Weighted Average
  Number of Shares
  Outstanding           2,033,000 2,033,000 2,033,000  2,033,000
================================================================

                   COPPER VALLEY MINERALS LTD.
                  (An Exploration Stage Company)
                     STATEMENTS OF CASH FLOWS
                            (Unaudited)
                     (Stated in U.S. Dollars)


----------------------------------------------------------------------------
                            THREE     THREE      NINE       NINE
                           MONTHS    MONTHS    MONTHS     MONTHS   INCEPTION
                            ENDED     ENDED     ENDED      ENDED          TO
                          JANUARY   JANUARY   JANUARY    JANUARY     JANUARY
                               31        31        31         31          31
                             2001      2000      2001       2000        2001
----------------------------------------------------------------------------

Cash Flow From
  Operating Activity
    Net loss for the
      period          $    (7,760) $ (10,668)$(34,153) $ (27,626) $  (74,042)

Adjustments To
  Reconcile Net Loss
  To Net Cash Used By
  Operating Activity
    Change in
      accounts
      payable             (15,452)      (726)  (1,335)     1,918       1,267
                      ------------------------------------------------------
                          (23,212)   (11,394) (35,488)   (25,708)    (72,775)
                      ------------------------------------------------------

Cash Flow From
  Investing Activity
    Mineral property            -          -        -          -      (8,000)

Cash Flow From
  Financing Activities
    Share capital
      Issued                    -          -        -          -      54,250
    Loan payable           21,800          -   27,000          -      27,000
                      ------------------------------------------------------
                           21,800          -   27,000          -      81,250
                      ------------------------------------------------------

Increase (Decrease)
  In Cash                  (1,412)   (11,394)  (8,488)   (25,708)        475

Cash, Beginning Of
  Period                    1,887     34,647    8,963     48,961           -
                      ------------------------------------------------------

Cash, End Of Period   $       475  $  23,253 $    475 $   23,253  $      475
============================================================================

                    COPPER VALLEY MINERALS LTD.
                  (An Exploration Stage Company)

                 STATEMENT OF STOCKHOLDERS' EQUITY

                          JANUARY 31, 2001
                             (Unaudited)
                       (Stated in U.S. Dollars)


                              Common Stock
                      -----------------------------
                                         Additional
                                           Paid-In
                      Shares    Amount     Capital    Deficit    Total
                      ------------------------------------------------

Shares issued for
  cash at $0.005   1,200,000   $ 1,200   $   4,800    $     - $  6,000

Shares issued for
  Cash at $0.05      800,000       800      39,200          -   40,000

Shares issued for
  cash at $0.25       33,000        33       8,217          -    8,250

Net loss for the
  period                   -         -           -    (39,889) (39,889)
                   ---------------------------------------------------
Balance, April 30,
  2000             2,033,000     2,033      52,217    (39,889)  14,361

Net loss for
  the period               -         -           -    (34,153) (34,153)
                   ---------------------------------------------------
Balance,
  January 31, 2001 2,033,000  $  2,033  $   52,217  $ (74,042)$(19,792)
                   ===================================================

                   COPPER VALLEY MINERALS LTD.
                  (An Exploration Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

                         JANUARY 31, 2001
                            (Unaudited)
                     (Stated in U.S. Dollars)

1.    BASIS OF PRESENTATION

The unaudited financial statements as of January 31, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the April 30, 2000 audited financial statements and notes thereto.


2.    NATURE OF OPERATIONS

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


3.    SIGNIFICANT ACCOUNTING POLICIES

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

                   COPPER VALLEY MINERALS LTD.
                  (An Exploration Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

                         JANUARY 31, 2001
                            (Unaudited)
                     (Stated in U.S. Dollars)


3.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                   COPPER VALLEY MINERALS LTD.
                  (An Exploration Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

                         JANUARY 31, 2001
                            (Unaudited)
                     (Stated in U.S. Dollars)


3.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)    Financial Instruments

The Company's financial instruments consist of cash, accounts payable and loans payable.

Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

f)    Loss Per Share

Loss per share is calculating the weighted average number of common shares outstanding during the period.

4.    MINERAL PROPERTY

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

Exploration expenditures:
-     A further $150,000 by April 1, 2001
-     A further $150,000 by April 1, 2002
-     A further $240,000 by April 1, 2003
-     A further $450,000 by April 1, 2004
Consideration paid to date                       $  8,000
                                                 ========

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

New York Canyon Property Option Agreement

The Company has acquired an option (the "Option") to acquire a 51% interest in certain mineral claims situated in the State of Nevada (the "New York Canyon Property"). The Company acquired the Option pursuant to an agreement dated March 31, 1999 (the "Option Agreement") between the Company, Kleinebar Resources Ltd. ("Kleinebar"), Bill Henderson and Kurt Schendel (Kleinebar, Bill Henderson and Kurt Schendel are referred to as the "Optionors").
 To date, the consideration paid by the Company to the Optionors for the grant of the Option is $8,000 US.

The Company negotiated an amendment to the Option Agreement in March 2000 which gave the Company a one year extension on the dates required to meet the cash payments. Under the extended Option Agreement, the Company is required by March 31, 2001 to pay an additional $50,000 to the Optionors and incur an additional $150,000 of exploration expenditures on the New York Canyon Property in order to maintain the Option. The Company presently does not have sufficient funds to make the required payment or incur the required exploration expenditures. The Company has commenced negotiations with the Optionors with the objective of extending the time period for the payment of the amounts due to paid and the exploration expenditures to be incurred in order to maintain the Company's interest in the New York Canyon Property. There is no assurance that the Company will be successful in these negotiations. If the Company is successful, the Company will require additional financing in order to raise funds in order to proceed with a limited exploration program and to make the payments and incur the exploration expenditures required by the Option Agreement. If the Company is not successful in negotiating an extension, the Company will lose its interest in the New York Canyon Property on March 31, 2001. If the Company loses its interest in the New York Canyon Property, the Company will have no business assets or operations.

Company's Plan of Operation

The Company has determined to proceed with a limited exploration program on the New York Canyon Property, as recommended by a geological report obtained by the Company, subject to the Company achieving the financing necessary for this exploration program. The budgeted cost of this limited exploration program is $5,170.
 The Company had cash on hand in the amount of $475 as of January 31, 2001. Accordingly, the Company presently does not have sufficient cash reserves in order to pursue the limited exploration program.

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

Results of Operations

The Company did not earn any revenues during the nine months ended January 31, 2001. The Company does not anticipate earning revenues until such time as the Company enters into commercial production of the Company's mineral properties. The Company is presently in the exploration stage of its development and there is no assurance that the Company will discover commercially exploitable levels of mineral resources on its properties, or if such resources are discovered, that the Company will enter into commercial production of its mineral properties.

The Company incurred operating expenses in the amount of $34,153 for the nine months ended January 31, 2001, compared to operating expenses in the amount of $27,626 for the nine months ended January 31, 2000. The largest component of these operating expenses was travel and associated expenses incurred by management in connection with the evaluation of prospective business acquisitions during the nine months ended January 31, 2001. These operating expenses also included an amount of $6,750 paid pursuant to the Company's management agreement with C.H.M. Consulting Inc., a company controlled by Mr. J. Stephen Barley, a director and President of the Company. These operating expenses also included $12,760 in professional fees that were primarily attributable the Company's ongoing obligations as a reporting issuer under the Securities Exchange Act of 1934. The Company did not incur any mineral property exploration expenditures during the nine months ended January 31, 2001, compared with mineral property exploration expenditures in the amount of $945 for the nine months ended January 31, 2000.

The Company incurred a loss of $74,042 for the nine months ended January 31, 2001, compared to a loss of $27,626 for the nine
months ended January 31, 2000.   The increased loss was primarily
reflective of increased administrative expenses and professional fees.

Liquidity And Capital Resources

The Company had cash of $475 as of January 31, 2001 and a working capital deficit of $27,792 as of January 31, 2001.

The Company's accounts payable decreased to $1,267 as of January 31, 2001, compared to $2,602 as of April 30, 2000. The Company's current liabilities include demand loans totalling $27,000 as of January 31, 2001 owed to Formusoft, Inc. by the Company. J. Stephen Barley, the Company's President, Secretary and Treasurer, is an officer and director of Formusoft and has an equity interest in Formusoft.

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

The Company anticipates that any additional funding will be in the form of equity financing from the sale of the Company's common stock. The Company does not have any arrangements in place for future equity financing of the Company and there is no assurance that the Company will be able to achieve additional sales of its common stock. The Company believes that debt financing will not be an alternative for funding its mineral
exploration business.   The Company believes that it will be very
difficult for the Company to raise additional financing from a sale of the Company's common stock due to the current depressed markets for mineral resources and the current low price of copper.

If the Company is successful in raising financing for the limited exploration program, the Company will assess whether to proceed with further exploration programs upon completion of the limited exploration program and an evaluation of the results of the limited exploration program.

If the Company does not secure additional financing, the Company will not be able to complete any additional exploration programs or complete the required payments to Kleinebar or the required exploration expenditures under the Option. The Company will be required to abandon the Option on March 31, 2001 in the event that the Company is unable to achieve sufficient financing as required to complete the exploration expenditures on the New York Canyon Property or complete the required payments to Kleinebar. The Company may consider bringing in a joint venture partner for the New York Canyon Property if the Company is unable to achieve sufficient funding by itself to proceed with the required exploration expenditures and the Company does not want to abandon the New York Canyon Property. The Company may pursue acquiring interests in alternate mineral properties in the event of termination of the Option due to a failure to incur the required exploration expenditures.

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


Date:       March 12, 2001



By:   /s/ J. Stephen Barley

      J. STEPHEN BARLEY
      Director, President & Chief Executive Officer