Form 10KSB
period 2001-04-30
COPPER VALLEY MINERALS LTD
filed 2001-07-26
CIK 1083721

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended April 30, 2001

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to ____________

     Commission File No.  0-27277


                          COPPER VALLEY MINERALS LTD.
            (Exact name of Registrant as specified in its charter)

          NEVADA                                98-0207554
-------------------------------                 ----------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification Number)

2060 Gisby Street
West Vancouver, British Columbia, Canada        V7V 4N3
----------------------------------------        -------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including
area code:                                      604-926-4300
                                                ------------

Securities registered pursuant to
Section 12(b) of the Act:                       NONE

Securities registered pursuant to
Section 12 (g) of the Act:                      100,000,000 shares of
                                                common stock

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for year ended April 30, 2001 were $NIL.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of July 20, 2001 is $208,250.

The number of shares of the issuer's Common Stock outstanding as of July 20, 2001 is 2,033,000.

Transitional Small Business Disclosure Format
(check one):                                     Yes [   ]  No [ X ]

                                    PART I

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Exchange Act. These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

ITEM 1.	Description of Business

Organization

Copper Valley Minerals Ltd. ("We" or the "Company") was incorporated as a Nevada corporation on June 11, 1998.

We currently have no business assets or properties.

Previous Exploration Business

We were previously a natural resource company engaged in the acquisition, exploration and development of mineral properties. We acquired an option to acquire a 51% interest in certain mineral claims situated in the State of Nevada (the "New York Canyon Property") in March, 1999. The New York Canyon Property was comprised of thirty seven (37) mineral claims located in the Sante
Fe mining district in Mineral County in the State of Nevada.   The
option agreement required us to make payments and complete exploration expenditures on the New York Canyon Property in order for us to exercise our option and earn a 51% interest in the New York Canyon Property. Our previous plan of operations was to carry out exploration work on the New York Canyon Property in order to ascertain whether the New York Canyon Property possessed commercially exploitable quantities of copper and ancillary precious minerals, including gold and silver.

We completed an initial exploration program on the New York Canyon Property and obtained a geological report based on this initial exploration program. This geological report recommended that we undertake an additional exploration work program in order to ascertain whether the New York Canyon Property possessed commercially viable quantities of copper and ancillary precious minerals, including gold and silver. We determined to carry out the geological exploration work program recommended by the geological report but we were unable to raise the financing required to carry out this work program. In addition, we were unable to raise the financing necessary for us to complete the cash payments required for us to maintain our option. As a result of this failure to achieve financing, we were unable to meet the payment and exploration expenditure requirements under our option agreement in order to maintain our option to acquire an interest in the New York Canyon Property. Accordingly, the option agreement was terminated at the end of March 2001 in accordance with the terms of the option agreement and we no longer have any interest in the New York Canyon Property. We believe we were not successful in raising funds to carry out our planned exploration program due to the current depressed market for mineral resources and the difficulty of financing mineral exploration companies in the current market. We did not consider bringing in a joint venture partner for New York Canyon Property as we perceived that a joint venture partner would not enable us to raise the financing to carry out the planned exploration program in the current financing environment.

Current Business Plan

Our current business plan is to seek out the acquisition of new business opportunities and to pursue other related activities intended to enhance shareholder value. We intend to seek business opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. As we have minimal capital, it is unlikely that we will be able to take advantage of more than one such business opportunity.

The acquisition of a business opportunity may be in the form of a merger with a foreign or domestic private issuer that wishes to become a reporting issuer. However, we will not limit our search to such an opportunity. As a result, the acquisition of a business opportunity may also take the form of a purchase, exchange of stock, or otherwise, and may include an acquisition of business assets or a business entity, such as a corporation, joint venture, or partnership.

We also do not intend to restrict our search for business opportunities to any particular geographical area or industry. Therefore, we may pursue the acquisition of any business, to the extent of our limited resources. The industries that we may target include service, finance, natural resources, manufacturing, high technology, product development, medical, communications industries and others. Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors and our ability to negotiate for the acquisition of a business opportunity.

To date, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition.

We are unable to predict when we may participate in a business opportunity. We expect that the analysis of specific proposals and the selection of a business opportunity may take several months or more. No assurances can be given that we will be able to enter into a business acquisition, as to the terms of a business acquisition, or as to the nature of the business acquired.

We have had a limited operating history and have not achieved any revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the acquisition of a business opportunity. This may result in us incurring a net operating loss that will increase continuously until we can acquire an interest in a new business opportunity. There is no assurance that we will be able to acquire an interest in any new business opportunity or that the any new business acquired will generate revenues that will be sufficient to cover our operating expenses.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of any new business opportunity acquired by us. While we will attempt to acquire an interest in a business with an established operating history, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business acquisition, of which there can be no assurance, the success of our operations will be dependent upon management of the target business and numerous other factors beyond our control.

We have no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business acquisition. Management has not identified any particular industry or specific business within an industry for evaluation by us. There is no assurance that we will be able to negotiate a business acquisition on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria that it will require a target business to have achieved, or without which we would not consider a business acquisition with such business entity. Accordingly, we may enter into a business acquisition with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Competition

We expect to encounter substantial competition in our efforts to locate attractive business opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities have significantly greater financial and personnel resources and technical expertise than us. As a result of our extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Management Agreement

We have entered into a management agreement dated April 1, 1999 with C.H.M. Consulting Inc., a company controlled by J. Stephen Barley, our president, whereby C.H.M. Consulting Inc. has agreed to provide management and administration services to us for a fee of $750 US per month (the "Management Agreement"). The original term of the

Management Agreement expired on March 31, 2000 and has been continued on a month to month basis by agreement. The services include the management services of Mr. Barley, reception, secretarial services, accounting services, investor relations and general office services.

Employees

We have no paid or full time employees, other than Mr. J. Stephen Barley, our president, secretary and treasurer. We conduct our business through agreements with consultants and arms-length third parties. Our only officer, Mr. Barley, provides his services on a part-time basis as required for our business pursuant to the Management Agreement. Mr. Barley presently commits approximately 15% of his business time to our business. C.H.M. Consulting Inc., a company controlled by Mr. Barley, is paid a management fee of $750 per month pursuant to the Management Agreement for these services.

Research and Development Expenditures

During the past two fiscal years, we have not completed any research or development expenditures.

Subsidiaries

We have no subsidiaries.


Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 2.   Description of Property

We have no property. Our head office is located at the business premises of Mr. J. Stephen Barley, our president, at 2060 Gisby
Street, West Vancouver, British Columbia, Canada.   We pay $750 per
month to C.H.M. Consulting, Inc., a private company controlled by Mr. Barley, in consideration for the services of Mr. Barley, various administrative services and the use of these office premises.


ITEM 3.   Legal Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


ITEM 4.   Submission of Matters to a Vote of Security Holders.

We held an annual meeting of our shareholders on December 29, 2000. A total of 1,200,000 shares of our common stock were represented in person or by proxy at the annual meeting. J. Stephen Barley and Geoffrey Goodall were elected as our directors to hold office until our next annual meeting. Each director was elected by unanimous approval of all persons present at our annual meeting in person or by proxy and entitled to vote.

                                  PART II


ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholders Matters

Market Information

Our shares are currently eligible for trading on the OTC Bulletin
Board under the stock symbol CVMN. However, there have been no trades of our common stock to date.

Holders of Common Stock

As at July 20, 2001 there were forty (40) registered shareholders of our common stock.

Dividends

We have not declared any dividends since our incorporation in June, 1998. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 - "Private Corporations" of the Nevada Revised Statutes (the "NRS"), does provide limitations on our ability to declare dividends. Section
78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution. (except as otherwise specifically allowed by our articles of incorporation).


Recent Sales of Unregistered Securities

We completed an offering of 1,200,000 shares of our common stock at a price of $0.005 per share on April 1, 1999 pursuant to Section 4(2) of the Securities Act of 1933 (the "Act"). We received total proceeds of $6,000 from this offering. No commissions or fees were paid in connection with the offering. All of these shares were sold to J. Stephen Barley, our president, secretary and treasurer and a director, and were issued as "restricted shares" within the meaning of the Act.

We completed an offering of 800,000 shares of our common stock at a price of $0.05 per share on April 1, 1999 to a total of thirteen
(13) investors. We received total proceeds of $40,000 from this offering. No commissions or fees were paid in connection with the offering. The offering was completed pursuant to Rule 504 of Regulation D of the Act which provides an exemption for issues of stock up to $1,000,000, in the aggregate, by companies with a specific business plan and that are not subject to the reporting requirements of the Securities and Exchange Act of 1934.

We completed an offering of 33,000 shares of our common stock at a price of $0.25 per share on April 5, 1999 to a total of thirty three (33) investors. We received total proceeds of $8,250 from this offering. No commissions or fees were paid in connection with the offering. The offering was completed pursuant to Rule 504 of Regulation D of the Act which provides an exemption for issues of stock up to $1,000,000, in the aggregate, by companies with a specific business plan and that are not subject to the reporting requirements of the Securities and Exchange Act of 1934.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation

Plan of Operations

Our current plan of operations is to seek out the acquisition of business opportunities and to pursue other related activities intended to enhance shareholder value. We intend to seek business opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. As we have minimal capital, it is unlikely that we will be able to take advantage of more than one such business opportunity.

The acquisition of a business opportunity may be in the form of a merger with a foreign or domestic private issuer that wishes to become a reporting issuer. However, we are not limiting our search to such an opportunity. As a result any acquisition of a business opportunity may also take the form of a merger, purchase, exchange of stock, or otherwise, and include the acquisition of business assets or a business entity, such as a corporation, joint venture, or partnership.

We do not intend to restrict our search for business opportunities to any particular geographical area or industry, and may, therefore, pursue the acquisition of any business, to the extent of our limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors and our ability to negotiate an agreement for the acquisition of any selected business opportunity.

To date, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition. We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. No assurances can be given that we will be able to enter into a business acquisition, as to the terms of a business acquisition, or as to the nature of the business acquired.

We currently have no employees, other than our sole officer, Mr. J. Stephen Barley, a director and our president, secretary and treasurer, and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

Termination of Option Agreement

Our option to acquire an interest in the New York Canyon mineral claims was terminated as we were unable to raise the financing required to carry out a recommended geological exploration work program on our mineral claims or make the cash payments required for us to maintain our interest in our mineral claims. As a result of the termination of our option, we presently have no business assets or properties. We believe that we were not successful in raising funds to carry out this planned exploration program due to the current depressed market for mineral resources and the difficulty of financing mineral exploration companies in the current market.

Results of Operations

2001 compared with 2000

We did not achieve any revenues during the year ending April 30, 2001 as we remained in the exploration stage of development of our mineral properties during the year. We anticipate that we will not achieve revenues until such time as we acquire a new business and earn revenues from any business that we may acquire. There is no assurance that we will be successful in acquiring a new business or that a new business, if acquired, will be successful in generating revenue.

Our operating expenses decreased to $39,543 for the year ending April 30, 2001, compared to operating expenses of $41,468 for the year ending April 30, 2000. The largest component of our operating expenses for the year ended April 30, 2001 was travel and associated expenses incurred by management in connection with the evaluation of prospective business acquisitions. These expenses were incurred as a result of our inability to raise the financing required to fund our previously planned mineral exploration program. Operating expenses in each of our fiscal years ended April 30, 2001 and 2000 included an amount of $9,000 paid to C.H.M. Consulting Inc., a company controlled by Mr. J. Stephen Barley, our president and a director. Professional fees for the year ended April 30, 2001 decreased to $15,207 compared to $21,077 for the year ended April 30, 2000. The professional fees incurred during the year ended April 30, 2001 included legal fees incurred in connection with our obligations as a reporting company under the United States Securities Exchange Act of 1934. These professional fees were not as high as those incurred during the year ended April 30, 2000 when we filed a registration statement with the Securities and Exchange Commission in order to become a reporting company under the United States Securities Exchange Act of 1934.

We incurred a loss of $39,543 for the year ending April 30, 2001, compared to a loss of $41,468 for the year ending April 30, 2000.
Our loss was comprised entirely of operating expenses incurred during the year.

2000 compared with 1999

We did not achieve any revenues during the year ended April 30, 2000 as we remained in the exploration stage of development of our mineral properties during this fiscal year.

We incurred operating expenses in the amount of $41,468 for the year ended April 30, 2000, compared to operating expenses in the amount of $6,421 for the period from inception (June 12, 1998) to April 30, 1999. The increased operating expenses were reflective of a full 12-month year reporting period and our decision to proceed with the filing of our registration statement with the Securities and Exchange Commission during the fiscal year ended
April 30, 2000. Operating expenses incurred during the year ended April 30, 2000 included an amount of $9,000 paid to C.H.M.
Consulting Inc.  Professional fees
for the year ended April 30, 2000 increased to $21,077 compared to $840 for the period from inception to April 30, 1999. The increase in professional fees was primarily attributable to our completing our corporate organization and the preparation and filing of our Form 10-SB registration statement with the Securities and Exchange Commission.

We incurred a loss of $41,468 for the year ending April 30, 2000, compared to a loss of $6,421 for the period from incorporation to
April 30, 1999.   Our loss was comprised entirely of operating
expenses incurred during the year.

We completed the payment of $2,000 in 1999 as required to maintain our interest in our option to acquire a mineral claim.

Liquidity and Capital Resources

We had cash in the amount of $139 as of April 30, 2001 and a working capital deficit of $33,182 as of April 30, 2001.

Our accounts payable increased to $5,821 as of April 30, 2001, compared to $2,602 as of April 30, 2000. Our current liabilities increased to $27,500 as of April 30, 2001 compared to $0 as of April 30, 2000. Our current liabilities are comprised of loans totaling $27,500 owed to Formusoft, Inc. Mr. Barley is an officer and director of Formusoft and has an equity interest in Formusoft. The demand loans are repayable on demand and bear interest at the rate of 10% per annum.

We used our existing cash reserves and loans from Formusoft to pay for operating expenses incurred during the fiscal year ended April 30, 2001.

We will require additional financing in order to pursue our stated plan of operations and to pay for the legal and accounting expense of complying with our obligations as a reporting issuer under the Securities Exchange Act of 1934. We will also require additional funding in the event that we are successful in acquiring an interest in any new business.

We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. There is no assurance that we will be able to achieve additional sales of our common stock sufficient to fund our working capital requirements, our stated plan of operations or any new business venture. We believe that debt financing will not be an alternative for funding. We do not have any arrangements in place for equity financing.

We anticipate that we will not purchase any plant or significant equipment or hire any additional employees over the next twelve-month period unless we are successful in acquiring an interest in a new business venture, of which there is no assurance.

ITEM 7.   Financial Statements

Index to Financial Statements                                    Page
                                                                 ----

Report of Independent Public Accountants                         F-1

Financial Statements:

  Balance Sheets (Restated) as at April 30, 2001 and 2000        F-2

  Statements of Loss and Deficit (Restated)                      F-3
  for the years ended April 30, 2001 and 2000
  and cumulative from Inception to April 30, 2001

  Statements of Cash Flows (Restated)                            F-4
  for the years ended 2001 and 2000
  and cumulative from Inception to April 30, 2001

  Statement of Stockholders' Equity (Restated)                   F-5
  for the years ended 2001 and 2000
  and cumulative from Inception to April 30, 2001

  Notes to Financial Statements                                  F-6

                          COPPER VALLEY MINERALS LTD.
                        (An Exploration Stage Company)


                             FINANCIAL STATEMENTS


                           APRIL 30, 2001 AND 2000
                           (Stated in U.S. Dollars)

                          AUDITORS' REPORT PRIVATE


To the Shareholders of
Copper Valley Minerals Ltd.
(An exploration stage company)


We have audited the balance sheets of Copper Valley Minerals Ltd. (an exploration stage company) as at April 30, 2001 and 2000, and the statements of loss and deficit accumulated during the exploration stage, cash flows and stockholders' equity for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at April 31, 2001 and 2000, and the results of its operations, cash flows, and changes in stockholders' equity for the periods then ended in accordance with United States generally accepted accounting principles.

Without qualifying our opinion, we draw attention to Note 1 to the financial statements. The Company has incurred a net loss of $87,432 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern.

These financial statements have been restated from those previously presented as explained in Note 6.



Vancouver, B.C.                                  /S/MORGAN & COMPANY

July 5, 2001                                     Chartered Accountants

                          COPPER VALLEY MINERALS LTD.
                        (An Exploration Stage Company)

                      BALANCE SHEETS (RESTATED - NOTE 6)
                            (Stated in U.S. Dollars)

-------------------------------------------------------------------------------
                                                               APRIL 30
                                                          2001          2000
-------------------------------------------------------------------------------
ASSETS

Current
  Cash                                              $       139   $      8,963

Mineral Property  Interest (Note 3)                           -              -
                                                    ---------------------------
                                                    $       139   $      8,963
===============================================================================

LIABILITIES

Current
  Accounts payable and accrued liabilities          $     5,821   $      2,602
  Promissory note payable (Note 4)                       27,500              -
                                                    ---------------------------
                                                         33,321          2,602
                                                    ---------------------------

SHAREHOLDERS' EQUITY (DEFICIENCY)

Share Capital
  Authorized:
    100,000,000 Common shares, par value
     $0.001 per share

  Issued and Outstanding:
    2,033,000 Common shares                               2,033          2,033

  Additional paid in capital                             52,217         52,217

Deficit Accumulated During The Exploration Stage        (87,432)       (47,889)
                                                    ---------------------------
                                                        (33,182)         6,361
                                                    ---------------------------
                                                    $       139   $      8,963
===============================================================================


Approved by the Directors:


----------------------------------          -----------------------------------

                          COPPER VALLEY MINERALS LTD.
                        (An Exploration Stage Company)

               STATEMENTS OF LOSS AND DEFICIT (RESTATED - NOTE 6)
                           (Stated in U.S. Dollars)


-------------------------------------------------------------------------------
                                                                 PERIOD FROM
                                                                   DATE OF
                                        YEAR          YEAR        INCEPTION
                                        ENDED         ENDED     JUNE 12, 1998
                                      APRIL 30,     APRIL 30,        TO
                                        2001          2000      APRIL 30, 2001
-------------------------------------------------------------------------------

Expenses
  Office administration and sundry   $    23,094  $   11,320     $    35,166
  Interest                                 1,242           -           1,242
  Mineral property costs                       -       7,946          12,775
  Professional fees                       15,207      21,077          37,124
  Stock transfer fees                          -       1,125           1,125
                                    -------------------------------------------
Net Loss For The Period                   39,543      41,468     $    87,432
                                    -----------------------------==============

Deficit Accumulated During The
Exploration Stage, Beginning
Of Period,
  as previously reported                  39,889       5,421

Prior Period Adjustment (Note 6)           8,000       1,000
                                    ---------------------------

Deficit Accumulated During The
Exploration Stage, Beginning
Of Period,
  as restated                             47,889       6,421
                                    ---------------------------

Deficit Accumulated During The
Exploration Stage, End Of
Period                               $    87,432   $  47,889
===============================================================

Loss Per Share                       $     (0.04)  $   (0.02)
===============================================================

Weighted Average Number of
Shares Outstanding                     2,033,000   2,033,000
===============================================================

                          COPPER VALLEY MINERALS LTD.
                        (An Exploration Stage Company)

                   STATEMENTS OF CASH FLOWS (RESTATED - NOTE 6)
                           (Stated in U.S. Dollars)

-------------------------------------------------------------------------------
                                                                PERIOD  FROM
                                                                   DATE OF
                                        YEAR          YEAR        INCEPTION
                                        ENDED         ENDED     JUNE 12, 1998
                                      APRIL 30,     APRIL 30,        TO
                                        2001          2000      APRIL 30, 2001
-------------------------------------------------------------------------------

Cash Flow From Operating Activity
  Net loss for the period,
  as restated (Note 6)              $   (39,543)  $   (41,468)  $   (87,432)

Adjustments To Reconcile Net Loss
  To Net Cash Used By Operating
  Activity
    Change in accounts payable            3,219         1,470         5,821
                                    -------------------------------------------
                                        (36,324)      (39,998)      (81,611)
                                    -------------------------------------------

Cash Flow From Financing
  Activities
    Share capital issued                      -             -        54,250
    Loan payable                         27,500             -        27,500
                                    -------------------------------------------
                                         27,500             -        81,750
                                    -------------------------------------------

Increase (Decrease) In Cash              (8,824)      (39,998)          139

Cash, Beginning Of Period                 8,963        48,961             -
                                    -------------------------------------------

Cash, End Of Period                  $      139    $    8,963    $      139
===============================================================================

                          COPPER VALLEY MINERALS LTD.
                        (An Exploration Stage Company)

              STATEMENT OF STOCKHOLDERS' EQUITY (RESTATED - NOTE 6)

                           APRIL 30, 2001 AND 2000
                           (Stated in U.S. Dollars)


                                     Common Stock
                          ----------------------------------
                                                  Additional
                                                   Paid-In
                               Shares    Amount    Capital   Deficit    Total
                          -----------------------------------------------------

Shares issued for cash
    at $0.005                1,200,000  $  1,200  $  4,800  $      - $   6,000

Shares issued for cash
    at $0.05                   800,000       800    39,200         -    40,000

Shares issued for cash
    at $0.25                    33,000        33     8,217         -     8,250

Net loss for the
  period, as restated (Note 6)       -         -         -    (6,421)   (6,421)
                          -----------------------------------------------------

Balance, April 30, 1999      2,033,000     2,033    52,217    (6,421)   47,829

Net loss for the year,
  as restated (Note 6)               -         -         -   (41,468)  (41,468)
                          -----------------------------------------------------

Balance, April 30, 2000      2,033,000     2,033    52,217   (47,889)    6,361

Net loss for the year                -         -         -   (39,543)  (39,543)
                          -----------------------------------------------------

Balance, April 30, 2001      2,033,000  $  2,033  $ 52,217  $(87,432) $(33,182)
                          =====================================================

                          COPPER VALLEY MINERALS LTD.
                        (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                           APRIL 30, 2001 AND 2000
                           (Stated in U.S. Dollars)


1.   NATURE OF OPERATIONS

  a)   Organization

  The Company was incorporated in the State of Nevada, U.S.A.
  on June 12, 1998.

  b)   Exploration Stage Activities

  The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

  c)   Going Concern

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

  As shown in the accompanying financial statements, the Company has incurred a net loss of $87,432 for the period from June 12, 1998 (inception) to April 30, 2001, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                          COPPER VALLEY MINERALS LTD.
                        (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                           APRIL 30, 2001 AND 2000
                           (Stated in U.S. Dollars)


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

  a)   Option Payments and Exploration Costs

  The Company expenses all costs related to the maintenance and Exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

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

                          COPPER VALLEY MINERALS LTD.
                        (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                           APRIL 30, 2001 AND 2000
                           (Stated in U.S. Dollars)


2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In order to earn its interest, the Company must make cash payments and incur exploration expenditures as follows:

     Cash payments:

-    $1,000 on March 31, 1999
-    $7,000 on the first anniversary of the agreement
-    $50,000 on the second anniversary of the agreement
-    $75,000 on the third anniversary of the agreement
-    $75,000 on the fourth anniversary of the agreement
-    $100,000 on the fifth anniversary of the agreement
- $120,000 per year thereafter until the property is placed into commercial production

The Company has the option to buyout the $120,000 yearly minimum payment by making a one time payment of $1,000,000 in cash or shares at not less than $0.50 per share.

                          COPPER VALLEY MINERALS LTD.
                        (An Exploration Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                           APRIL 30, 2001 AND 2000
                           (Stated in U.S. Dollars)

3.  MINERAL PROPERTY (Continued)

Exploration expenditures:

-    A further $150,000 by April 1, 2001
-    A further $150,000 by April 1, 2002
-    A further $240,000 by April 1, 2003
-    A further $450,000 by April 1, 2004

The option agreement was terminated on March 31, 2001 due to the failure of the Company to make the option payment due on March 31, 2001. The Company was unable to raise the financing necessary to enable the Company to meet the payment and exploration expenditure obligations under the option agreement.


4.  PROMISSORY NOTE PAYABLE

The promissory note payable is due to a company with common directors, bears interest at 10% per annum and is repayable on demand.


5.  COMMITMENT

The Company has entered into a management agreement with a company controlled by the President. The agreement is for management services at $750 per month and renewable annually on April 1st.


6.  PRIOR PERIOD ADJUSTMENT

During the year ended April 30, 2001, the Company adjusted its accounting for mineral property option payments which had previously been capitalized. The adjustment was made in order to reflect the initial expensing of all costs related to the maintenance and exploration of mineral property interests where commercial feasibility has not been established. The adjustment results in the following changes:


                                               2000            1999
                                       ----------------------------------

Decrease in mineral property interest     $   (7,000)     $   (1,000)
Increase in loss for the periods ended         7,000           1,000
Increase in deficit                            7,000           1,000
Increase in loss per share                     (0.01)              -

ITEM 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants on accounting or financial disclosures.

                                   PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Officers

The following information sets forth the names of our officers and directors, their present positions with us, and their biographical information.

Name                         Age        Office(s) Held
------------------------   --------     ------------------------------------

J. Stephen Barley             45        Director and President, Secretary
                                        and Treasurer

Geoffrey N. Goodall           40        Director


Mr. J. Stephen Barley has been a director and our president, secretary and treasurer since June 11, 1998. Mr. Barley received his Bachelor of Commerce degree from the Mount Allison University in New Brunswick, Canada in 1979. He received his law degree from Dalhousie University in Nova Scotia, Canada in 1982. Mr. Barley practiced as a lawyer with Casey & O'Neill and successor firms from 1984 to 1991. Mr. Barley practiced as a lawyer with
J. Stephen Barley Law Corporation from 1992 to 1997. Mr. Barley specialized in the areas of corporate and securities law during the time of his private practice as a lawyer with Casey & O'Neill and J. Stephen Barley Law Corporation. Mr. Barley's clients included a number of publicly traded companies involved in the business of mineral exploration. Mr. Barley has been involved as a corporate finance consultant and as a director and investor in several private business ventures since 1997. Mr. Barley has been the president and a director of Tuscany Minerals Ltd., a company engaged in the business of mineral exploration, since October 5, 2000. Mr. Barley is a member in good standing of the Law Society of British Columbia and the Law Society of Alberta.

Mr. Geoffrey N. Goodall has been one of our directors since August 12, 1999. Mr. Goodall received his Bachelor of Science, Geology, from the University of British Columbia in 1984. Mr. Goodall is a member of the Association of Professional Engineers and Geoscientists of British Columbia and is a fellow of the Geological Association of Canada. Mr. Goodall worked as a geologist with Fox Geological Services Inc. of Vancouver, British Columbia, Canada from May, 1984 to May, 1997. Mr. Goodall's responsibilities as a geologist with Fox Geological Services Inc. increased throughout this period from conducting geological field surveys to senior geologist in charge of project management. Mr. Goodall's experience covers all aspects of mineral exploration from concept design and implementation of reconnaissance exploration to detailed drilling and preliminary ore reserve calculations. Mr. Goodall was Vice-President, Exploration of Leigh Resources Corporation of Vancouver, British Columbia, Canada from June, 1997 to September, 1998. Leigh Resources Corporation is a public company, the shares of which are traded on the Vancouver Stock Exchange. Mr. Goodall was responsible for the design, implementation, and supervision of mineral exploration projects for Leigh Resources. Mr. Goodall worked with Homestake Mining Inc. of San Francisco, California from September to December, 1998. Mr. Goodall's work with Homestake was as a contract geologist and duties included a review of exploration programs and operations of Homestake Mining in Bulgaria. Mr. Goodall has been a director of Tuscany Minerals Ltd., a company engaged in the business of mineral exploration, since January 5, 2001.

Significant Employees

We does not have any significant employees.

Committees of the Board Of Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.
However, our board of directors will establish various committees during the current fiscal year.

Terms of Office

Our directors are appointed for a one year term to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

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


------------------------------------------------------------------
                              Number   Transactions Known Failures
                              of Late  Not Timely   To File a
Name and Principal Position   Reports  Reported     Required Form
------------------------------------------------------------------

J. Stephen Barley, President     0        0          None
Secretary and Treasurer

Geoffrey N. Goodall, Director    0        0          None
------------------------------------------------------------------

ITEM 10.  Executive Compensation

The following table sets forth certain information as to our highest paid officers and directors for our fiscal year ended
April 30, 2001.    No other compensation was paid to any such
officer or directors other than the cash compensation set forth below. Compensation attributed to J. Stephen Barley was paid to C.H.M. Consulting Inc. See Item 1 of this Annual Report entitled "Description of Business - Employees".


===============================================================================

                         Summary Compensation Table

===============================================================================
                  Annual Compensation            Long-Term Compensation
                  ----------------------         ------------------------------
                                                 Awards            Pay-Outs
                                   Other ---------------------- ---------------
                                   Annual                                  All
                                   Com-              Securities          Other
                                   pen-  Restricted  Under-               Com-
Name and                           sa-   Stock       lying              pensa-
principal           Salary  Bonus  tion  Awarded(s)  Options/* LTIP       tion
position      Year   ($)    ($)    ($)     ($)       SARs(#)   payouts($)  ($)
===============================================================================
J. Stephen    2001 $9,000   NIL    NIL   NIL         NIL       NIL        NIL
Barley        2000 $9,000   NIL    NIL   NIL         NIL       NIL        NIL
President     1999 NIL      NIL    NIL   NIL         NIL       NIL        NIL
and
Director
(1), (2)

Geoffrey      2001 NIL      NIL    NIL   NIL         NIL       NIL        NIL
Goodall (3)   2000 NIL      NIL    NIL   NIL         NIL       NIL        NIL
Director      1999 NIL      NIL    NIL   NIL         NIL       NIL        NIL
===============================================================================
Notes:

(1)  Mr. Barley was appointed as a director on June 11, 1998.
     Mr. Barley was appointed as president, secretary and treasurer on June 11, 1998.

(2) We pay a management fee in the amount of $750 per month to C.H.M. Consulting Inc. in consideration for the services of Mr. Barley and office administration services.

(3)  Mr. Goodall was appointed as one of our directors on August
     12, 1999.

Stock Option Grants

The following table sets forth information with respect to stock options granted to each of our directors and officers during our most recent fiscal year ended April 30, 2001:

===============================================================================
             Common Shares    % of Total
             under            Options/SARs    Exercise or Base
             Options/SARs     Granted to      Price
             Granted          Employees in    ($/Common Share)
Name         #                Financial Year                    Expiration Date
===============================================================================
J. STEPHEN
BARLEY            NIL              N/A              N/A              N/A
President,
Secretary
Treasurer
And
Director

GEOFFREY
GOODALL           NIL              N/A              N/A              N/A
Director
===============================================================================

Exercises of Stock Options and Year-End Option Values

The following is a summary of the share purchase options exercised by our officers, directors and employees during the financial year ended April 30, 2001:

===============================================================================
                AGGREGATED OPTION/SAR EXERCISES DURING THE LAST
          FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES

===============================================================================
                                                             Value of
                                               Unexercised   Unexercised
                 Common Shares                 Options       in-the-Money
                 Acquired on   Aggregate  at   Financial     Options/SARs at
                 Exercise      Value Realized  Year-End (#)  Financial Year-End
Name             (#)           ($)                 ($)
===============================================================================

J. STEPHEN
BARLEY           NIL            N/A            NIL           N/A
President,
Secretary
Treasurer
and Director


GEOFFREY
GOODALL          NIL            N/A            NIL           N/A
Director
===============================================================================

Outstanding Stock Options

We have not granted any stock options and do not have any outstanding stock options. Accordingly, our officers and directors do not hold any options to purchase shares of our common stock.

Compensation Of Directors

Our directors do not receive cash compensation for their services as directors or members of committees of the board.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 20, 2001 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

===============================================================================
                   Name and address      Number of Shares   Percentage of
Title of class     of beneficial owner   of Common Stock    Common Stock(1)
===============================================================================

Common Stock       J. Stephen Barley        1,200,000           59.0%
                   2060 Gisby Street
                   West Vancouver, BC
                   Canada  V7V 4N3

Common Stock       Geoffrey N. Goodall      NIL                 NIL%
                   1315 Arborlynn Drive
                   North Vancouver, BC
                   Canada V7J 2V6

Common Stock       Directors and
                   Officers                 1,200,000           59.0%
                   As a Group (2 Persons)

===============================================================================

(1)  Based on a total of 2,033,000 shares of our common stock issued and outstanding as of July 20, 2001.
===============================================================================


Except as otherwise noted, it is believed by us that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Security Ownership of Management.

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12.   Certain Relationships and Related Transactions.

Except as set forth below, none of our directors or officers, nor any proposed nominee for election as one of our directors, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares, nor any of our promoters, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the date of our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

We have entered into the Management Agreement with C.H.M. Consulting Inc., a company controlled by Mr. J. Stephen Barley, our president, secretary and treasurer and a director. Under the Management Agreement, we pay to C.H.M. Consulting Inc. a management fee of $750 per month in consideration for management and administration services provided by C.H.M. Consulting Inc. to us. The initial term of this agreement expired on March 31, 2000 and has been extended on a month to month basis by agreement.
See Item 1 - Description of Business of Part I of this Form 10-
KSB Annual Report.

We borrowed $27,500 from Formusoft, Inc. during the year ended April 30, 2001. Mr. Barley is an officer and director of Formusoft and has an equity interest in Formusoft. The funds have been advanced as a demand loan and bear interest at the rate of 10% per annum. See Item 6 - Plan of Operations of Part I of this Form 10-KSB Annual Report.

ITEM 13.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

Exhibits

Exhibit 3.1:            Articles of Incorporation(1)
Exhibit 3.2:            Certificate of Amendment of the Articles of
                        Incorporation(1)
Exhibit 3.2:            By-laws(1)
Exhibit 10.1:           New York Canyon Property Option Agreement(1)
Exhibit 10.2:           Management Contract between the Company and C.H.M.
                        Consulting Inc. (1)
Exhibit 10.3:           Geological Report on the New York Canyon Property(1)
Exhibit 10.4            Consent of Geological Consultant to use of Report(1)
Exhibit 10.5:           Amendment to Option Agreement(2)

----------------
(1) Incorporated by reference from our registration statement on Form 10-SB12G/A filed with the commission on November
        26,1999 - File No. 0-27277.

(2)     Incorporated by reference from our annual report on Form
        10-KSB filed with the commission on July 26, 2000.

Financial Statements

See Part II, Item 7.


Reports on Form 8-K

None.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPPER VALLEY MINERALS LTD.


By:       /S/ J. Stephen Barley
   ----------------------------------
   J. Stephen Barley, Director
   President, Secretary and Treasurer
   Date:  July 23,2001

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:       /S/ J. Stephen Barley
   -----------------------------------
   J. Stephen Barley, Director
   President, Secretary and Treasurer
   Date:  July 23, 2001



By:      /S/ Geoffrey N. Goodall
   ----------------------------------
   Geoffrey N. Goodall, Director
   Date:  July 23, 2001