Form 10QSB
period 2001-07-31
COPPER VALLEY MINERALS LTD
filed 2001-09-14
CIK 1083721

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               FORM 10-QSB

[ X]   Quarterly Report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the quarterly period ended July 31, 2001

[  ]   Transition Report pursuant to 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the transition period ----- to ------


                Commission File Number           0-27277
                                                 -------
                        COPPER VALLEY MINERALS LTD.
                 -----------------------------------------------
                (Exact name of small Business Issuer as specified
                               in its charter)

     Nevada                                98-0207554
----------------------------               ------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organisation)

2060 Gisby Street
West Vancouver, British Columbia, Canada   V7V 4N3
--------------------------------------     --------
(Address of principal executive offices)   (Zip Code)

Issuer's telephone number, including area code:..604-926-4300
                                                 ------------

                               None
                   ----------------------------------
                 (Former name, former address and former fiscal
                  year, if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
2,033,000 Shares of $.001 par value Common Stock outstanding as of September 10, 2001.

Transitional Small Business Disclosure Format (check one):
[   ] Yes    [ X] No

                     PART 1 - FINANCIAL INFORMATION

Item 1.         Financial Statements


The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and
Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2001 are not necessarily indicative of the results that can be expected for the year ending April 30, 2002.

                         COPPER VALLEY MINERALS LTD.
                        (A Development Stage Company)


                            FINANCIAL STATEMENTS


                              JULY 31, 2001
                              (Unaudited)
                         (Stated in U.S. Dollars)

                         COPPER VALLEY MINERALS LTD.
                        (A Development Stage Company)

                             BALANCE SHEETS
                               (Unaudited)
                          (Stated in U.S. Dollars)



-------------------------------------------------------------------
                                            JULY 31        APRIL 30
                                            2001             2001
-------------------------------------------------------------------
ASSETS

Current
    Cash                                      $   365        $   139
====================================================================

LIABILITIES

Current
    Accounts payable and accrued liabilities  $ 7,409       $  5,821
    Promissory note payable (Note 3)           33,500         27,500
                                              ----------------------
                                               40,909         33,321
                                              ----------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
    Authorized:
         100,000,000 Common shares,
         par value $0.001 per share

    Issued and outstanding:
         2,033,000 Common shares                2,033          2,033

    Additional paid-in capital                 52,217         52,217

Deficit Accumulated During The
Development Stage                            (94,794)       (87,432)
                                             -----------------------
                                             (40,544)       (33,182)
                                             -----------------------
                                                $365            $139
====================================================================

                         COPPER VALLEY MINERALS LTD.
                        (A Development Stage Company)

                 STATEMENTS OF LOSS AND DEFICIT (RESTATED - NOTE 5)
                                 (Unaudited)
                          (Stated in U.S. Dollars)


---------------------------------------------------------------------
                                                          PERIOD FROM
                                                            DATE OF
                                   THREE          THREE     INCEPTION
                                   MONTHS         MONTHS     JUNE 12
                                   ENDED          ENDED      1998 TO
                                  JULY 31        JULY 31     JULY 31
                                    2001           2000        2001
---------------------------------------------------------------------
Expenses
    Office administration
       and sundry                $  2,546       $  4,131     $ 37,712
    Interest                          819          -            2,061
    Mineral property costs           -             -           12,775
    Professional fees               3,997          5,478       41,121
    Stock transfer fees              -             -            1,125
                                 ------------------------------------
Net Loss For The Period             7,362          9,609     $ 94,794
                                 ------------------------------------

Deficit Accumulated During The
Development Stage, Beginning
Of Period, as previously
reported                           87,432         39,889

Prior Period Adjustment
(Note 5)                             -             8,000
                                 -----------------------

Deficit Accumulated During The
Development Stage, Beginning
Of Period, as restated             87,432         47,889
                                 -----------------------

Deficit Accumulated During The
Development Stage, End Of
Period                           $ 94,794       $ 57,498
========================================================

Loss Per Share                   $ (0.01)       $ (0.01)
========================================================

Weighted Average Number of
Shares Outstanding              2,033,000      2,033,000
========================================================

                         COPPER VALLEY MINERALS LTD.
                        (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS (RESTATED - NOTE 5)
                                  (Unaudited)
                           (Stated in U.S. Dollars


---------------------------------------------------------------------
                                                          PERIOD FROM
                                                            DATE OF
                                   THREE          THREE     INCEPTION
                                   MONTHS         MONTHS      JUNE 12
                                   ENDED          ENDED      1998 TO
                                   JULY 31        JULY 31     JULY 31
                                    2001           2000        2001
---------------------------------------------------------------------
Cash Flows From Operating
Activity
     Net loss for the period,
     as restated (Note 5)        $ (7,362)      $(9,609)     $(94,794)

Adjustments To Reconcile Net
Loss To Net Cash Used
By Operating Activity
     Change in accounts payable     1,588          3,430        7,409
                                 ------------------------------------
                                  (5,774)        (6,179)     (87,385)
                                 ------------------------------------

Cash Flows From Financing
Activities
     Share capital issued            -              -          54,250
Promissory note payable             6,000           -          33,500
                                 ------------------------------------
                                    6,000           -          87,750
                                 ------------------------------------

Increase (Decrease) In Cash           226        (6,179)          365

Cash, Beginning Of Period             139          8,963          -
                                 ------------------------------------
Cash, End Of Period              $    365       $  2,784     $    365
=====================================================================

                          COPPER VALLEY MINERALS LTD.
                         (A Development Stage Company)

             STATEMENT OF SHAREHOLDERS' DEFICIENCY (RESTATED - NOTE 5)

                                JULY 31, 2001
                                 (Unaudited)
                          (Stated in U.S. Dollars)



                               COMMON STOCK
                      --------------------------------
                                           ADDITIONAL
                                              PAID-IN
                       SHARES     AMOUNT      CAPITAL     DEFICIT     TOTAL
                      -------------------------------------------------------

Shares issued for
  cash at $0.005    1,200,000   $  1,200   $    4,800   $    -      $   6,000

Shares issued for
  cash at $0.05       800,000        800       39,200        -         40,000

Shares issued for
  Cash at $0.25        33,000         33        8,217        -          8,250

Net loss for the
  period, as
  restated (Note 5)      -            -           -       (6,421)     (6,421)
                    ---------------------------------------------------------
Balance,
  April 30, 1999    2,033,000      2,033       52,217     (6,421)      47,829

Net loss for the
  year, as restated
  (Note 5)              -             -           -      (41,468)    (41,468)
                    ---------------------------------------------------------
Balance,
  April 30, 2000    2,033,000      2,033       52,217    (47,889)       6,361

Net loss for
  the year              -             -           -      (39,543)    (39,543)
                   ----------------------------------------------------------
Balance,
  April 30, 2001    2,033,000      2,033        52,217   (87,432)    (33,182)

Net loss for
  the period            -             -           -       (7,362)     (7,362)
                   ----------------------------------------------------------
Balance,
  July 31, 2001     2,033,000   $  2,033   $    52,217  $(94,794)   $(40,544)
                   ==========================================================

                         COPPER VALLEY MINERALS LTD.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                               JULY 31, 2001
                                (Unaudited)
                           (Stated in U.S. Dollars)



BASIS OF PRESENTATION

The unaudited financial statements as of July 31, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the April 30, 2001 audited financial statements and notes thereto.


1.   NATURE OF OPERATIONS

     a)  Organization

         The Company was incorporated in the State of Nevada, U.S.A., on June 12, 1998.

     b)  Development Stage Company

         The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

     c)  Going Concern

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

         As shown in the accompanying financial statements, the Company has incurred a net loss of $94,794 for the period from June 12, 1998 (inception) to July 31, 2001, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                         COPPER VALLEY MINERALS LTD.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                               JULY 31, 2001
                                (Unaudited)
                           (Stated in U.S. Dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

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

                         COPPER VALLEY MINERALS LTD.
                        (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS

                               JULY 31, 2001
                                (Unaudited)
                          (Stated in U.S. Dollars)


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


3.   PROMISSORY NOTE PAYABLE

     The promissory note payable is due to a company with a common director, bears interest at 10% per annum and is repayable on demand.


4.   COMMITMENT

     a) Pursuant to an option agreement to acquire a 51% interest in 37 mineral claims located in Mineral County, Nevada, the Company was obligated to make staged cash payments and incur exploration expenditures.

         The option agreement was terminated on March 31, 2001 due to the failure of the Company to make the option payment due on March 31, 2001. The Company was unable to raise the financing necessary to enable the Company to meet the payment and exploration expenditure obligations under the option agreement.

                         COPPER VALLEY MINERALS LTD.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                               JULY 31, 2001
                                (Unaudited)
                          (Stated in U.S. Dollars)



4.   COMMITMENT (Continued)

     b) The Company has contracted for management services with a company controlled by the President on a month to month basis at $750 per month.

5.   PRIOR PERIOD ADJUSTMENT

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


                                                     2000             1999
                                                ---------------------------
     Decrease in mineral property interest      $  (7,000)      $  (1,000)
     Increase in loss for the periods ended         7,000           1,000
     Increase in deficit                            7,000           1,000
     Increase in loss per share                     (0.01)            -

Item 2. Management's Discussion and Analysis or Plan of Operations

We currently have no business assets or properties.

Plan of Operations
------------------
Our current plan of operations is to seek out the acquisition of business opportunities and to pursue other related activities intended to enhance shareholder value. We intend to seek business opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. As we have minimal capital, it is unlikely that we will be able to take advantage of more than one such business opportunity.

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

Termination of Option Agreement
-------------------------------
Our option to acquire an interest in the New York Canyon mineral claims was terminated in March 2001 as we were unable to raise the financing required to carry out a recommended geological exploration work program on our mineral claims or make the cash payments required for us to maintain our interest in our mineral claims. As a result of the termination of our option, we presently have no business assets or properties. We believe that we were not successful in raising funds to carry out this planned exploration program due to the current depressed market for mineral resources and the difficulty of financing mineral exploration companies in the current market.

Results of Operations
----------------------
2001 compared with 2000
-----------------------
We did not achieve any revenues during the three months ended July 31, 2001 as we did not own any business assets or properties during the three months ended July 31, 2001. We anticipate that we will not achieve revenues until such time as we acquire a new business and earn revenues from any business that we may acquire.
 There is no assurance that we will be successful in acquiring a new business or that a new business, if acquired, will be successful in generating revenue.

Our operating expenses decreased to $7,362 for the three months ended July 31, 2001, compared to operating expenses of $9,609 for the three months ended July 31, 2000. The largest component of our operating expenses for the three months ended July 31, 2001 was professional fees in the amount of $3,997 incurred in connection with our obligations as a reporting company under the United States Securities Exchange Act of 1934. Our office administration and sundry expenses in the amount of $2,546 included an amount of $2,250 paid to C.H.M. Consulting Inc., a company controlled by Mr. J. Stephen Barley, our president and a director. We paid interest in the amount of $819 during the three months ended July 31, 2001 to Formusoft, Inc. in connection with demand loans provided to us by Formusoft. Mr. Barley is an officer and director of Formusoft and has an equity interest in Formusoft.

We incurred a loss of $7,362 for the three months July 31, 2001, compared to a loss of $9,609 for the three months July 31, 2000.
Our loss was comprised entirely of operating expenses incurred during the year.

Liquidity and Capital Resources
-------------------------------
We had cash in the amount of $365 as of July 31, 2001, compared to cash in the amount of $139 as of April 30, 2001. We had a working capital deficit of $40,544 as of July 31, 2001, compared to a working capital deficit of $33,182 as of April 30, 2001.

Our accounts payable increased to $7,409 as of July 31, 2001, compared to $5,821 as of April 30, 2001. Our current liabilities increased to $33,500 as of July 31, 2001 compared to $27,500 as of April 30, 2001. Our current liabilities are comprised of loans totalling $33,500 owed to Formusoft, Inc. Mr. Barley is an officer and director of Formusoft and has an equity interest in Formusoft. The demand loans are repayable on demand and bear interest at the rate of 10% per annum.

We used our existing cash reserves and loans from Formusoft to pay for operating expenses incurred during the three months ended
July 31, 2001.  There is no
assurance that Formusoft will advance
additional funds to us as loans to fund our continued operating expenses.

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

COPPER VALLEY MINERALS LTD.


Date:       September 12, 2001



By:  /s/ J. Stephen Barley
   -----------------------------------------
      J. STEPHEN BARLEY
      Director, President and Chief Executive Officer