Form 10QSB
period 2001-10-31
DTOMI INC
filed 2001-12-18
CIK 1083721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________.

                          Commission File No. 000-27277


                                   DTOMI, INC.
                                   -----------
             (Exact name of registrant as specified in its charter)

                Nevada                                        98-0207554
                ------                                        ----------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

                  285B Lakeview Boulevard, Cocoa, Florida 32926
                  ---------------------------------------------
               (Address of principal executive offices, zip code)

                                 (321) 639-0914
                                 --------------
              (Registrant's telephone number, including area code)

                           COPPER VALLEY MINERALS LTD.
                           ---------------------------
       2060 Gisby Street, West Vancouver, British Columbia, Canada V7V 4N3
      (Former name, former address and former fiscal year, if changed since last report)



          Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    [X]    No     [_]

         As of December 1, 2001 there were 6,099,000 shares of the Registrant's common stock, $0.001 par value per share, outstanding after adjusting for a "2 for 1" dividend paid on November 7, 2001, which is discussed in more detail in
Part II, Item 5.

Transitional Small Business Disclosure Format (check one):
[ ] Yes    [X] No

                                   DTOMI, INC.

                                   FORM 10-QSB
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2001

                                      INDEX



                                                                                                             Page
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                     Balance Sheet                                                                             3

                     Statements of Operations                                                                  4

                     Statements of Cash Flows                                                                  5

                     Statement of Shareholders' Deficiency                                                     6

                     Notes to Financial Statements                                                             7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                  9

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                      11

Item 2. Changes in Securities and Use of Proceeds                                                              11

Item 3. Defaults Upon Senior Securities                                                                        11

Item 4. Submission of Matters to a Vote of Security Holders                                                    11

Item 5. Other Information                                                                                      12

Item 6. Exhibits and Reports on Form 8-K                                                                       14

Signatures                                                                                                     15

                          PART I. FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS


                                   DTOMI, INC.
                     (Formerly Copper Valley Minerals Ltd.)
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------
                                                                                      OCTOBER 31       APRIL 30
                                                                                         2001            2001
--------------------------------------------------------------------------------------------------------------------
ASSETS

Current
     Cash                                                                           $         107   $         139
====================================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                                       $       2,165   $       5,821
     Promissory note payable (Note 3)                                                                      27,500
                                                                                    --------------------------------
                                                                                            2,165          33,321
                                                                                    --------------------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
     Authorized:
       100,000,000 Common shares, par value $0.001 per share

     Issued and outstanding:
         2,033,000 Common shares                                                            2,033           2,033

     Additional paid-in capital                                                            94,474          52,217

Deficit Accumulated During The Development Stage                                          (98,565)        (87,432)
                                                                                    --------------------------------
                                                                                           (2,058)        (33,182)
                                                                                    --------------------------------

                                                                                    $         107   $         139
====================================================================================================================

                                       3

                                   DTOMI, INC.
                     (Formerly Copper Valley Minerals Ltd.)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                            (Stated in U.S. Dollars)




--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    PERIOD FROM
                                                                                                                      DATE OF
                                                                                                                     INCEPTION
                                                                                                                      JUNE 12
                                                THREE MONTHS ENDED                    SIX MONTHS ENDED                1998 TO
                                                    OCTOBER 31                           OCTOBER 31                  OCTOBER 31
                                              2001               2000              2001              2000               2001
--------------------------------------------------------------------------------------------------------------------------------
Expenses
     Office administration and sundry     $       2,213    $        14,627   $          4,759    $       18,758   $     39,925
     Interest                                       313                 --              1,132                --          2,374
     Mineral property costs                          --                 --                 --                --         12,775
     Professional fees                            1,245              2,157              5,242             7,635         42,366
     Stock transfer fees                             --                 --                 --                --          1,125
                                          --------------------------------------------------------------------------------------

Net Loss For The Period                           3,771             16,784             11,133            26,393   $     98,565
                                                                                                                  ==============

Deficit Accumulated During The
  Development Stage, Beginning Of Period
                                                 94,794             49,498             87,432            39,889
                                          -----------------------------------------------------------------------

Deficit Accumulated During The
  Development Stage, End Of Period
                                          $      98,565    $        66,282   $         98,565    $       66,282
=================================================================================================================


Net Loss Per Share                        $        0.01    $          0.01   $           0.01    $         0.01
=================================================================================================================


Weighted Average Number Of Shares
  Outstanding                                 2,033,000          2,033,000          2,033,000         2,033,000
=================================================================================================================

                                       4

                                   DTOMI, INC.
                     (Formerly Copper Valley Minerals Ltd.)
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   PERIOD FROM
                                                                                                                     DATE OF
                                                                                                                    INCEPTION
                                                                                                                     JUNE 12
                                                       THREE MONTHS ENDED              SIX MONTHS ENDED              1998 TO
                                                           OCTOBER 31                     OCTOBER 31                OCTOBER 31
                                                     2001            2000             2001           2000              2001
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activity
     Net loss for the period                    $    (3,771)   $     (16,784)   $     (11,133)  $     (26,393)   $     (98,565)

Adjustments To Reconcile Net Loss To Net Cash
  Used By Operating Activity
     Change in accounts payable                      (2,987)          10,687           (1,399)         14,117            4,422
                                                --------------------------------------------------------------------------------
                                                     (6,758)          (6,097)         (12,532)        (12,276)         (94,143)
                                                --------------------------------------------------------------------------------

Cash Flows From Financing Activities
     Share capital issued                                --               --               --              --           54,250
     Promissory note payable                          6,500            5,200           12,500           5,200           40,000
                                                --------------------------------------------------------------------------------
                                                      6,500            5,200           12,500           5,200           94,250
                                                --------------------------------------------------------------------------------

Increase (Decrease) In Cash                            (258)            (897)             (32)         (7,076)             107

Cash, Beginning Of Period                               365            2,784              139           8,963               --
                                                --------------------------------------------------------------------------------

Cash, End Of Period                             $       107    $       1,887    $         107   $       1,887    $         107
================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES


During the period ended October 31, 2001, promissory notes totaling $40,000 and related accrued interest totaling $2,257 were reclassified as contribution to capital in connection with the change in control of the Company.

                                   DTOMI, INC.
                     (Formerly Copper Valley Minerals Ltd.)
                          (A Development Stage Company)

                      STATEMENT OF SHAREHOLDERS' DEFICIENCY

                                OCTOBER 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                                         COMMON STOCK
                                        -----------------------------------------------
                                                                        ADDITIONAL
                                                                         PAID-IN
                                           SHARES        AMOUNT          CAPITAL           DEFICIT        TOTAL
                                        ----------------------------------------------------------------------------
Shares issued for cash at
  $0.005                                   1,200,000  $    1,200    $      4,800     $          --    $      6,000

Shares issued for cash at
  $0.05                                      800,000         800          39,200                --          40,000

Shares issued for cash at
  $0.25                                       33,000          33           8,217                --           8,250

Net loss for the period, as restated
  (Note 5)                                        --          --              --            (6,421)         (6,421)
                                        ----------------------------------------------------------------------------

Balance, April 30, 1999                    2,033,000       2,033          52,217            (6,421)         47,829

Net loss for the year, as restated
  (Note 5)                                        --          --              --           (41,468)        (41,468)
                                        ----------------------------------------------------------------------------

Balance, April 30, 2000                    2,033,000       2,033          52,217           (47,889)          6,361

Net loss for the year                             --          --              --           (39,543)        (39,543)
                                        ----------------------------------------------------------------------------

Balance, April 30, 2001                    2,033,000       2,033          52,217           (87,432)        (33,182)

Net loss for the period                           --          --              --            (7,362)         (7,362)
                                        ----------------------------------------------------------------------------

Balance, July 31, 2001                     2,033,000       2,033          52,217           (94,794)        (40,544)

Reclassification of promissory notes
and accrued interest in connection
with the change of control in the
Company                                                                   42,257                            42,257

Net loss for the period                           --          --              --            (3,771)         (3,771)
                                        ----------------------------------------------------------------------------

Balance, October 31, 2001                  2,033,000  $    2,033    $     94,474     $     (98,565)  $      (2,058)
                                        ============================================================================

                                   DTOMI, INC.
                     (Formerly Copper Valley Minerals Ltd.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                OCTOBER 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



BASIS OF PRESENTATION

         The unaudited financial statements as of October 31, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the April 30, 2001 audited financial statements and notes thereto.


1.   NATURE OF OPERATIONS

     a)  Organization

         Dtomi, Inc. (formerly Copper Valley Minerals Ltd., the "Company") was incorporated in the State of Nevada, U.S.A., on June 12, 1998.

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

         As shown in the accompanying financial statements, the Company has incurred a net loss of $98,565 for the period from June 12, 1998 (inception) to October 31, 2001, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

     c)  Foreign Currency Translation

         The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

         i)     monetary items at the rate prevailing at the balance sheet date;
         ii)    non-monetary items at the historical exchange rate; and
         iii) revenue and expense at the average rate in effect during the applicable accounting period.

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

     f)  Loss Per Share

         Loss per share is calculated using the weighted average number of common shares outstanding during the period.

3.   STOCK DIVIDEND

     The Company's directors have approved a stock dividend which will result in the issuance of 2 common shares for each common share held. Immediately following the stock dividend, there will be 6,099,000 common shares outstanding.

4.   AGREEMENT AND PLAN OF MERGER

     The Company and International Manufactures Gateway, Inc. ("IMG") have entered into an agreement and plan of merger detailing the acquisition by the Company of IMG by the issuance, to the shareholders of IMG, of approximately 9,473,794 common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations
------------------

         Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) demographic changes; (6) government regulations; (7) required accounting changes; and (9) other factors over which the Company has little or no control.

         As we currently have no business assets or properties, our plan of operations continues to be pursuing the acquisition of new businesses and engaging in activities that will enhance the Company's value to our shareholders. In identifying potential businesses as acquisition targets, we are looking for businesses that can demonstrate the ability to have significant growth in the long term, as opposed to the ability to generate earnings in the short term. Due to our limited financial resources, the likelihood exists that we will be able to only pursue the acquisition of one business at this time.

         In our efforts to acquire a business to sustain our operations in the long term, we will pursue consummating any potential relationship in a manner that will best increase the Company's value, including, but not limited to, (i) a form of a merger with a foreign or domestic private issuer that wishes to become a reporting issuer, (ii) an asset purchase, or (iii) a stock exchange. `

         Our search for a potential acquisition target is not limited to either a particular geographical area or industry. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors and our ability to negotiate an agreement for the acquisition of any selected business opportunity.

         To date, we have identified a potential business opportunity with International Manufacturers Gateway, Inc., a Delaware corporation ("IMG). Our board of directors and a majority of shareholders approved entering into an Agreement and Plan of Merger, by and between the Company, Dtomi Acquisition Corp., a wholly-owned subsidiary of the Company, and IMG (the "Merger"). The consummation of Merger has not taken place, and, in the event that the Merger is not consummated, our ability to identify, analyze and select another business as a potential acquisition target may (i) be limited by our financial resources and
(ii) take several months or more to fully develop. No assurances can be given
(i) that the contemplated Merger will take place, (ii) that we will be able to enter into any other business acquisition, (iii) as to the terms of any proposed business acquisition, or (iv) the nature of any business we may acquire. The consummation of any transaction by and between the Company and International Manufacturers Gateway, Inc., a Delaware corporation, is subject to the SEC having no further comments with respect to the Company's Schedule 14C, filed October 24, 2001 and customary closing conditions. The Merger is discussed further in Part II, Item 4.

         As of October 31, 2001, we currently have no employees, and we do not expect to hire any employees in the foreseeable future, unless the contemplated Merger is consummated. We presently conduct our business through agreements with consultants and arms-length third parties.

Results of Operations
----------------------
2001 compared with 2000
-----------------------

         We did not achieve any revenues during the three months ended October 31, 2001 as we did not own any business assets or properties during the three months ended October, 2001. We anticipate that we will not achieve revenues until such time as we acquire a new business and earn revenues from such business. We cannot make any assurances that (i) we will be successful in acquiring a business or (ii) that any such business, if acquired, will be successful in generating revenue.

         Our operating expenses decreased to $3,771 for the three months ended October 31, 2001, compared to operating expenses of $16,784 for the three months ended October 31, 2000. Our loss was comprised entirely of operating expenses incurred during the year. The largest component of our operating expenses for the three months ended October 31, 2001 was office administration and sundry expenses in the amount of $2,213, which was paid to C.H.M. Consulting Inc., a company controlled by Mr. J. Stephen Barley, our former President, Secretary, Treasurer and Director. We paid professional fees in the amount of $1,245, which were incurred in connection with our obligations as a reporting company under the United States Securities Exchange Act of 1934. We accrued interest in the amount of $313 during the three months ended October 31, 2001 to Formusoft, Inc. in connection with demand loans provided to us by Formusoft. Mr. Barley is an officer and director of Formusoft and has an equity interest in Formusoft.

Liquidity and Capital Resources
-------------------------------

         We had cash in the amount of $107 as of October 31, 2001, compared to cash in the amount of $139 as of April 30, 2001. We had a working capital deficit of $2,058 as of October 31, 2001, compared to a working capital deficit of $33,182 as of April 30, 2001. Our accounts payable and accrued liabilities decreased to $2165 as of October 31, 2001, compared to $5,821 as of April 30, 2001. We have no notes payable as of October 31, 2001, compared to $27,500 as of April 30, 2001, as the loans to Formusoft, Inc. were reclassified as contributions to capital in connection with the change of control in the Company.

         We used our existing cash reserves and loans from Formusoft to pay for operating expenses incurred during the three months ended October 31, 2001. There is no assurance that Formusoft will advance additional funds to us as loans to fund our continued operating expenses.

         We will require additional financing in order to pursue our stated plan of operations and to pay for the legal and accounting expense of complying with our obligations as a reporting issuer under the Securities Exchange Act of 1934. We will also require additional funding in the event that we are successful in acquiring an interest in any new business or consummating the contemplated Merger.

         We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. There is no assurance that we will be able to achieve additional sales of our common stock sufficient to fund our current working capital requirements, our stated plan of operations or our operations if the Merger is consummated. We believe that debt financing will not be an alternative for funding. We do not have any arrangements in place for equity financing.

         We anticipate that we will not purchase any plant or significant equipment or hire any additional employees over the next twelve (12) month period unless we are successful in either (i) consummating the Merger or (ii) acquiring an interest in a new business venture, of which there is no assurance.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Pursuant to a Combined Consent to Action in lieu of Special Meeting of the Director and in lieu of Special Meeting of the Stockholders, effective October 23, 2001, the following actions were authorized by a majority of votes, representing 1,200,000 shares of the Company's common stock:

         1. To amend the Company's Articles of Incorporation to (i) change the Company's name from "Copper Valley Minerals Ltd." to "Dtomi, Inc." and (ii) create 25,000,000 shares of a new class of stock entitled "blank check preferred stock", $.001 par value per share, which allows the rights and preferences of the blank check preferred stock to be determined by the Board of Directors at its discretion. No dividend, voting, conversion, liquidation or redemptions rights as well as redemption or sinking fund provisions are yet established with respect to the Company's blank check preferred stock. A Certificate of Amendment to the Articles of Incorporation was filed with the Nevada Secretary of State and became effective on October 25, 2001.

         2. To approve the Company entering into a Letter of Intent with International Manufacturers Gateway, Inc., a Delaware corporation ("IMG"), which proposed the execution of a share-for-share exchange agreement whereby, among other things, all of IMG's capital stock would be exchanged for certain shares of the Company's common stock.

         3. To approve that certain Agreement and Plan of Merger (the "Merger Agreement") dated October 24, 2001, by and among the Company, IMG and Dtomi Acquisition Corp., a Delaware Corporation ("DAC") and wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, DAC shall be merged with and into IMG, the separate corporate existence of DAC shall cease and IMG shall continue as the surviving corporation (the "Merger"). Each share of common stock, $.0001 par value per share, of DAC (the "DAC Common Stock") issued and outstanding shall be converted into one (1) validly issued, fully paid and nonassessable share of common stock, $.0001 par value, of IMG (the "IMG Common Stock"). Each certificate evidencing ownership of shares of DAC Common Stock shall continue to evidence ownership of such shares of capital stock of IMG. Each two (2) shares of IMG Common Stock issued and outstanding immediately prior to the effective date of the Merger, will be canceled and extinguished and automatically converted into the right to receive one (1) share of common stock, $.001 par value, of the Company, upon surrender of the certificate representing such share of the IMG Common Stock. At the closing of the Merger, the shareholders of IMG will be issued approximately nine million four hundred seventy-three thousand seven hundred ninety-four (9,473,794) shares of the Company's common stock. Giving effect to the transactions contemplated by the Merger Agreement, the Company's current shareholders will own, on a fully diluted basis, approximately 39%, and the current shareholders of IMG shall own approximately 61%, of the issued and outstanding voting securities of the Company. The current shareholders of the Company shall own an aggregate of approximately 6,099,000 shares of common stock of the Company and the current shareholders of IMG shall own an aggregate of approximately 9,539,461 shares of common stock of the Company.

         While both the Merger and the Merger Agreement have been submitted to and approved by the shareholders of the Company, neither Articles of Merger nor Certificates of Merger have been filed with Secretary of the State of Nevada and Delaware, respectively. Consummation of the Merger is subject to, among other things, the SEC having no further comments with respect to the Company's
Schedule 14C, filed October 24, 2001 and customary closing conditions.

         4. To adopt and approve a Company 2001 Stock Option Plan and the IMG 2000 Stock Option Plan (collectively, the "Plans"), both of which have identical principal terms. The purpose of the Plans are to enable the Company to offer its officers, directors, employees, consultants and advisors to receive performance-based incentives and other equity interests in the Company, thereby attracting, retaining, and rewarding such personnel. The Company believes that increased share ownership by such persons more closely aligns stockholder and employee interests by encouraging a greater focus on the profitability of the Company. There is reserved for issuance under the Plans an aggregate of 2,000,000 shares of the Company's common stock. All of such shares may, but need not, be issued pursuant to the exercise of incentive stock options. Options granted under the Plans may be either "incentive stock options," as defined in
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-statutory stock options.

         5. In connection with the consummation of the Merger, to (i) terminate the Company's relationship with Morgan and Company, Chartered Accountants ("Morgan") and (ii) engage Salberg and Company as the Company's new auditing firm. As the Merger has not yet been consummated, however, Morgan remains the principal accountant to audit the Company's financial statements, and will continue in such capacity until such time as the Merger is consummated.

ITEM 5.    OTHER INFORMATION

CHANGE IN CONTROL OF REGISTRANT

         On September 24, 2001, J. Stephen Barley, a former shareholder of the Company (the "Seller"), entered into a stock purchase agreement (the "Stock Purchase Agreement") with Sarah Dankert, Michael Schliman and Zaida Torres (the "Purchasers") and the Company, which results in a restructuring of the Company's management, Board of Directors (the "Board"), and ownership. Pursuant to the terms of the Stock Purchase Agreement, Mr. Barley sold an aggregate of 1,200,000 shares of common stock of the Company, representing 59.0% of the issued and outstanding common stock. As consideration for the purchase of the shares, the Purchasers paid an aggregate sum of $329,675 cash to Seller. Each Purchaser acquired 400,000 shares of the Company's common stock. The consideration for the acquisition was paid from the personal funds of the Purchasers.

APPOINTMENT OF NEW DIRECTOR AND RESIGNATION OF DIRECTORS

         On September 20, 2001, Geoffrey Goodall resigned from the Company's board of directors. On October 22, 2001, J. Stephen Barley, the Company's sole director, appointed Richard Libutti to the Company's board of directors. Mr. Libutti has approximately 21 years of diverse experience in financial reporting, tax compliance, debt and equity capital placements and mergers and acquisitions. Mr. Libutti joined Banyan Capital Partners, Inc. as CFO in February 2001. Prior to joining Banyan, he served as Chief Financial Officer and Vice President of Finance for National Financial Companies, LLC ("NFC"), a merchant banking company that he joined in 1995. Prior to NFC, Mr. Libutti was the Controller for several domestic and international businesses, including LSG Sky Chefs, a wholly owned company of AMR, Inc. (American Airlines). From 1980 through 1989 he was Senior Accountant and Operations Manager for a regional Certified Public Accounting firm. He graduated from Bryant College in 1980 with a Bachelor of Science degree in Business Administration. After appointing Mr. Libutti, Mr. Barley resigned from the Company's board of directors.

STOCK DIVIDEND

         On October 10, 2001, the Company's board of directors approved a stock dividend to the Company's shareholders of record (the "Record Shareholders") as of October 22, 2001 (the "Record Date"). The Company effected a "2 for 1" dividend (the "Dividend") on the Company's issued and outstanding common stock, $0.001 par value per share (the "Existing Common"), which took effect on November 7, 2001 (the "Effective Date")

         Pursuant to the Dividend, each one (1) share of Existing Common outstanding at the close of business on the Record Date was entitled to receive two (2), shares of newly issued Common Stock, par value $0.001 per share ("Dividend Shares").

          The Dividend will not materially affect the proportionate equity interest in the Company of any holder of Existing Common or the relative rights, preferences, privileges or priorities of any such stockholder. In addition, all shares of Common Stock underlying various convertible securities of the Company and the exercise price per share will be proportionately adjusted.

         As of the Record Date, there were 2,033,000 shares of Common Stock outstanding. Each share of Common Stock entitles its holder to one vote. The direct result of the Dividend will be to increase the number of issued and outstanding shares of Common Stock from 2,033,000 shares of Existing Common to approximately 6,099,000 shares of the Company's common stock. The Dividend Shares issued pursuant to the Dividend were fully paid and non-assessable. All shares of the Dividend Shares have the same par value, voting rights and other rights as shares of Existing Common have. Stockholders of the Company do not have preemptive rights to acquire additional shares of Common Stock which may be issued.

          The Dividend occurred on the Effective Date without any further action on the part of stockholders of the Company. Certificates representing shares of Dividend Shares were issued in due course by the Company's transfer agent, Pacific Stock Transfer Company. Pacific Stock Transfer Company's address is: 500
E. Warm Springs, Suite 240, Las Vegas, Nevada 89119.

          No fractional shares of the Dividend Shares were issued and, in lieu thereof and where necessary, the Company rounded up to the nearest whole share any fraction of a share that any stockholder would have otherwise received in the Dividend.

          Certificates representing shares of Existing Common that contain a restrictive legend received Dividend Shares with the same restrictive legend. As applicable, the time period during which a stockholder has held the Existing Common will be included in the time period during which such stockholder actually holds the Dividend Shares received in additional to the Existing Common for the purposes of determining the term of the restrictive period applicable to the Dividend Shares.

         The receipt of Dividend Shares in the Dividend should not result in any taxable gain or loss to stockholders for federal income tax purposes. The tax basis of the Dividend Shares received as a result of the Dividend (when added to the basis for any fractional share interests to which a stockholder is entitled) will not affect, in the aggregate, the basis of the Existing Common. The per share tax basis of the Dividend Shares is based on the tax basis of the Existing Common. For purposes of determining whether short-term or long-term capital gains treatment will be applied to a stockholder's disposition of Dividend Shares subsequent to the Dividend a stockholder's holding period for shares of Existing Common will be included in the holding period for the Dividend Shares received as a result of the Dividend.

THE DISCUSSION SET FORTH ABOVE CONCERNING CERTAIN FEDERAL INCOME TAX CONSEQUENCES OF THE DIVIDEND IS INCLUDED HEREIN FOR GENERAL INFORMATION ONLY. ALL STOCKHOLDERS ARE ADVISED TO CONSULT THEIR OWN TAX ADVISORS AS TO ANY FEDERAL, STATE, LOCAL OR FOREIGN TAX CONSEQUENCES APPLICABLE TO THEM WHICH COULD RESULT FROM THE DIVIDEND.

TICKER SYMBOL CHANGE

         On October 29, 2001, in connection with the Company's name change from Copper Valley Minerals Ltd. to Dtomi, Inc., after the close of trading, the Company's trading symbol for quotation on the NASD Over-the-Counter Bulletin Board, the primary market on which the Company's securities are listed, changed from "CVMN" to "DTMI ".

INCORPORATION OF CERTAIN DOCUMENTS BY REFERENCE

         The foregoing descriptions of the Agreement and Plan of Merger, Stock Purchase Agreement and the related transactions thereto do not purport to be complete and are qualified entirely by reference to:

         1. Agreement and Plan of Merger filed as Exhibit 2.1 to Dtomi, Inc.'s Current Report on Form 8-K filed November 7, 2001;

         2. Stock Purchase Agreement filed as Exhibit 10.1 Dtomi, Inc.'s Current Report on Form 8-K filed on October 11, 2001;

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

Exhibit
Number                                Title
------                                -----

3.1.3 Certificate of Amendment to Articles of Incorporation of the Company filed October 25, 2001

10.1     Dtomi, Inc. 2001 Stock Option Plan

10.2     International Manufacturers Gateway, Inc. 2000 Stock Option Plan

         (b)  Reports on Form 8-K

         On October 11, 2001, the Company filed a Form 8-K under Items 1, 5 and 6 announcing (i) a change in control of the Company as a result of a Stock Purchase Agreement, dated September 24, 2001, by and among J. Stephen Barley, Sarah Dankert, Michael Schliman and Zaida Torres; (ii) the approval of a "2 for 1" stock dividend; and (iii) the proposed appointment of Richard Libutti to the Company's board of directors.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DTOMI, INC. (Registrant)

Dated:    December 14, 2001
                                      By: /s/ RICHARD LIBUTTI
                                      -----------------------
                                      Richard Libutti
                                      President, Secretary and Treasurer


                                  EXHIBIT INDEX




 Exhibit
 Number                              Title
 ------                              -----

 3.1.1 Articles of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on November 26, 1999)

 3.1.2 Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on November 26, 1999)

 3.1.3 Certificate of Amendment to Articles of Incorporation of the Company filed October 25, 2001

   3.2 Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on November 26,
        1999)

  10.1  Dtomi, Inc. 2001 Stock Option Plan

  10.2  International Manufacturers Gateway, Inc. 2000 Stock Option Plan

  10.3 Agreement and Plan of Merger, dated October 24, 2001, by and among the Copper Valley Minerals Ltd., International Manufacturers Gateway, Inc. and Dtomi Acquisition Corp. (incorporated by reference to the Company's Current Report on Form 8-K filed on November 7, 2001)

  10.4 Stock Purchase Agreement, dated September 24, 2001, by and among J. Stephen Barley, Sarah Dankert, Michael Schliman, Zaida Torres and Copper Valley Minerals Ltd. (incorporated by reference to the Company's Current Report on Form 8-K filed on October 11, 2001)