Form 10KSB/A
period 2001-04-30
DTOMI INC
filed 2002-04-03
CIK 1083721

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A

                                Amendment No. 1


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

                           Commission File No. 0-27277


                                   DTOMI, INC.
             (Exact name of Registrant as specified in its charter)

                NEVADA                                  98-0207554
      --------------------------------                  ----------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)              Identification Number)


                     200 Ninth Avenue North, Suite 200
                       Safety Harbor, Florida 34965          34965
               ------------------------------------------   -------
               (Address of principal executive offices)   (Zip Code)

               Registrant's telephone number, including area code:
                                 (727) 723-8664

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

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

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

ITEM 1.  Description of Business

Organization

Copper Valley Minerals Ltd. ("we" or the "Company") was incorporated as a Nevada corporation on June 11, 1998.

We currently have no business assets or properties. As we have incurred losses since our inception and are dependent upon obtaining additional financing to sustain our business operations, our auditors have expressed substantial doubt as to our ability to continue as a going concern.

Previous Exploration Business

We were previously a natural resource company engaged in the acquisition, exploration and development of mineral properties. We acquired an option to acquire a 51% interest in certain mineral claims situated in the State of Nevada (the "New York Canyon Property") in March, 1999. The New York Canyon Property was comprised of thirty seven (37) mineral claims located in the Santa Fe mining district in Mineral County in the State of Nevada. The option agreement required us to make payments and complete exploration expenditures on the New York Canyon Property in order for us to exercise our option and earn a 51% interest in the New York Canyon Property. Our previous plan of operations was to carry out exploration work on the New York Canyon Property in order to ascertain whether the New York Canyon Property possessed commercially exploitable quantities of copper and ancillary precious minerals, including gold and silver.

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

Current Business Plan

Our current business plan is to seek out the acquisition of new business opportunities and to pursue other related activities intended to enhance shareholder value. We intend to seek business opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. We have limited funds with which to pursue the acquisition of new business opportunities, as we have generated losses since our inception. In our pursuit of acquiring new business opportunities, we anticipate needing additional funding to cover legal and accounting expenses, in addition to the general business and operating expenses we incur as a result of maintaining our business. Given our current financial situation, it is unlikely that we will be able to take advantage of more than one such business opportunity. Any additional funding that we need to acquire a new business opportunity may come through private placements, public offerings and/or bank financing.

The acquisition of a business opportunity may be in the form of a merger with a foreign or domestic private issuer that wishes to become a reporting issuer. However, we will not limit our search to such an opportunity. As a result, the acquisition of a business opportunity may also take the form of a purchase, exchange of stock, or otherwise, and may include an acquisition of business assets or a business entity, such as a corporation, joint venture or partnership.

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



Competition

We expect to encounter substantial competition in our efforts to locate attractive business opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies and wealthy individuals. Many of these entities have significantly greater financial and personnel resources and technical expertise than us. As a result of our extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

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

RISK FACTORS

     We are development stage company with a limited history of operations. If we are unable to successfully execute our business plan, our business and operating results will suffer. There is no certainty that we will be successful in developing our business described herein, or that our facilities or employees will be capable of satisfactorily carrying out such business. We have limited resources. We are likely to be subject to risks that our management has not anticipated.

We are at an early state of development and our business is difficult to evaluate because we have a limited operating history and our business strategy is evolving, and consequently, our operating results may be uncertain. We are in a development stage and our operations will be subject to all the risks inherent in the establishment of a new business enterprise, including limited capital, implementation of a business plan, uncertain market conditions and the absence of a company operating history. The likelihood that we will succeed must be considered in light of the problems, expenses, and delays frequently encountered in connection with the development of new businesses, as well as many other factors. There can be no assurances that our plans will either materialize or prove successful or that we will be profitable.

We will need additional financing, and if we cannot secure such financing, there would be substantial doubt as to our ability to continue as a going concern. We will require additional financing to meet its obligations and to pursue its current or future plans for expansion and product development. We have generated no revenues since its inception. We expect to incur additional losses over the next twelve (12) months. In the short run, losses may result because the increased level of expenses may exceed anticipated projected revenues as we focus on the further enhancement of its system. No assurance can be given that we will be profitable in the future or that our business strategy will be successful. If we should need further financing in the future, there can be no assurance that we will successfully obtain additional financing on favorable terms, or at all. In addition, if issuing equity securities to raise additional funds, further significant dilution to shareholders could result. If sources of acceptable financing are not available, we would be adversely affected.

We may be subject to intense competition in our efforts to acquire a business opportunity, which could prevent us being able to acquire a new business opportunity. We expect to experience intense competition from numerous businesses and financiers, including, without limitation, business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies and wealthy individuals. Many of these potential competitors have access to significantly greater financial, technical, marketing and other resources than we are able to access.

We face risks associated with acquisition or investments in complementary businesses. The Company may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. This acquisition and investment strategy has the following risks:

     . May not be able to identify suitable acquisition or investment candidates at reasonable prices;
     . May not be able to successfully integrate services, products or personnel of any acquisition or investment into the operations;
     .    May acquire unknown liabilities in these acquisitions or investments;
          and
     . Costs associated with these acquisitions, including the amortization of intangible assets, will adversely affect profitability.

The possibility exists that we will be a party to legal proceedings. While we are not subject to any legal proceedings, the potential exists that legal proceedings, if any, brought against us will impact on the company and our operations. We cannot guarantee that we will be held harmless and/or that we will not be the subject of any potential legal proceeding.

Our securities are subject to the Penny Stock Regulations, which may increase an investor's risk. Our securities are subject to the penny stock rules because the current value of the stock is below the $5.00 per share threshold triggering the application of penny stock rules. Penny stocks are generally equity securities with a price of less than $5.00 per share (other than securities registered on certain national exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules to deliver a risk disclosure document that provides information about the nature and level of risk in the penny stock market. The broker-dealer also must provide the customer with current bid and offer transactions, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the broker-dealer must make a special written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity and the secondary market for a security that becomes subject to the penny stock rules. Therefore, investors may find it more difficult to sell their shares.

We do not have Key Man Life Insurance. We do not have key man life insurance for any of our directors or officers.

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

Holders of Common Stock

As at July 20, 2001, there were forty (40) registered shareholders of our common stock.

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

At this time, the two qualifications contained in Nevada law would not currently prevent the Company from issuing dividends on the Company's common stock.

Recent Sales of Unregistered Securities

     We entered into an offering of 1,200,000 shares of our common stock at a price of $0.005 per share on April 1, 1999 pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act") and that certain Subscription Agreement, dated April 1, 1999, by and between the Company and J. Steven Barley. We received total proceeds of $6,000 from this offering. No commissions or fees were paid in connection with the offering. All of these shares were sold to J. Stephen Barley, our president, secretary and treasurer and a director, and were issued as "restricted securities" as that term is defined in paragraph (a)(3) of Rule 144, promulgated pursuant to the Act.

     We entered into an offering of 800,000 shares of our common stock at a price of $0.05 per share on April 1, 1999 to a total of thirteen (13) investors pursuant to Subscription Agreements, dated April 1, 1999, by and between the Company and each of the investors. We received total proceeds of $40,000 from this offering. No commissions or fees were paid in connection with the offering. The offering was completed pursuant to Rule 504 of Regulation D of the Act which provides an exemption for issues of stock up to $1,000,000, in the aggregate, by companies with a specific business plan and that are not subject to the reporting requirements of the Securities and Exchange Act of 1934. The following table sets forth a listing of the names of investors to whom the shares were sold and the number of shares purchased by each investor:

                                          Number of
Name                                      Shares
----                                      ------
James Bordian                             100,000
James De Marco                            100,000
Susan Hand                                100,000
Deidre Hopkins                            100,000
International European Realty Limited     100,000
Leslie Kapusianyk                         7,500
Decay Holdings, Inc.                      7,500
Joe Lewis                                 100,000
Michelle O'Neill                          35,000
Stephen O'Neill                           35,000
Clive Stephens                            100,000
Jennifer Taylor                           7,500
Michael Taylor                            7,500
                                          ---------------

Total                                     800,000
                                          ===============


None of the investors in the $800,000 offering were, at any time, officers or directors of the Company.

We entered into an offering of 33,000 shares of our common stock at a price of $0.25 per share on April 5, 1999 to a total of thirty-three (33) investors pursuant to Subscription Agreements, dated April 5, 1999, by and between the Company and each investor. We received total proceeds of $8,250 from this offering. No commissions or fees were paid in connection with the offering. The offering was completed pursuant to Rule 504 of Regulation D of the Act which provides an exemption for issues of stock up to $1,000,000, in the aggregate, by companies with a specific business plan and that are not subject to the reporting requirements of the Securities and Exchange Act of 1934.

                                          Number of
Name                                      Shares
----                                      ------
Glenn Bailey                               1,000
Nicola Bailey                              1,000
Steve Bastable                             1,000
Rolf Baumbusch                             1,000
Graeme Blaney                              1,000
Kurt Bordian                               1,000
Myrl Bordian                               1,000
Anita Bowes                                1,000
Joseph Bowes                               1,000
Edward Bowes                               1,000
Grant Hempell                              1,000
Francine Legault                           1,000
Bill McGinty                               1,000
Debra L. Mol                               1,000
Raymond Mol                                1,000
Angela O'Neill                             1,000
Edward Panos                               1,000

Michael Proctor                            1,000
Elizabeth Provenzano                       1,000
Michael Provenzano                         1,000
James B. Ransom                            1,000
Ghassan R. Saade                           1,000
Manoj Sikka                                1,000
Roy C. Smith                               1,000
Patricia Smith                             1,000
Don Sutherland                             1,000
Gerda Taylor                               1,000
Kristie Taylor                             1,000
Jennifer Taylor                            1,000
Jennifer Taylor                            1,000
Michael G. Thomson                         1,000
Paul J.C. Woodward                         1,000
Ronald Zokol                               1,000
                                          ---------------

Total                                     33,000
                                          ===============

None of the investors in the $33,000 offering were, at any time, officers or directors of the Company.

ITEM 6. Management's Discussion and Analysis or Plan of Operation

Plan of Operations

As we have incurred losses since our inception and are dependent upon obtaining additional financing to sustain our business operations, our auditors have expressed substantial doubt as to our ability to continue as a going concern.

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

We will require additional financing in order to pursue our stated plan of operations and to pay for the legal and accounting expense of complying with our obligations as a reporting issuer under the Securities Exchange Act of 1934. At this time, we do not have an estimate as to the total amount of financing needed to pursue our stated plan of operations and to pay for the legal and accounting expenses of complying with our obligations as a reporting issuer under the Securities Exchange Act of 1934. We will also require additional funding in the event that we are successful in acquiring an interest in any new business.

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

ITEM 7. Financial Statements

Index to Financial Statements                                               Page
-----------------------------                                               ----

Report of Independent Public Accountants                                     12

Financial Statements:

Balance Sheets (Restated) as at April 30, 2001 and 2000                      13

Statements of Loss and Deficit (Restated)                                    14
for the years ended April 30, 2001 and 2000
and cumulative from Inception to April 30, 2001

Statements of Cash Flows (Restated)                                          15
for the years ended 2001 and 2000
and cumulative from Inception to April 30, 2001

Statement of Stockholders' Equity (Restated)                                 16
for the years ended 2001 and 2000
and cumulative from Inception to April 30, 2001

Notes to Financial Statements                                                17

                                AUDITORS' REPORT

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 2001 and 2000, and the results of its operations, cash flows, and changes in stockholders' equity for the periods then ended in accordance with United States generally accepted accounting principles.

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

Vancouver, B.C.                                            "Morgan & Company"
July 5, 2001                                               Chartered Accountants

                           COPPER VALLEY MINERALS LTD.
                         (An Exploration Stage Company)

                       BALANCE SHEETS (RESTATED - NOTE 6)
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------
                                                                                APRIL 30
                                                                         2001             2000
--------------------------------------------------------------------------------------------------
ASSETS

Current
     Cash                                                          $         139   $        8,963

Mineral Property  Interest (Note 3)                                         -                -
                                                                   -------------------------------

                                                                   $         139   $        8,963
==================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                      $       5,821   $        2,602
     Promissory note payable (Note 4)                                     27,500             -
                                                                   -------------------------------
                                                                          33,321            2,602
                                                                   -------------------------------

SHAREHOLDERS' EQUITY (DEFICIENCY)

Share Capital
     Authorized:
       100,000,000 Common shares, par value $0.001 per share

     Issued and Outstanding:
         2,033,000 Common shares                                           2,033            2,033

     Additional paid in capital                                           52,217           52,217

Deficit Accumulated During The Exploration Stage                         (87,432)         (47,889)
                                                                   -------------------------------
                                                                         (33,182)           6,361
                                                                   -------------------------------

                                                                   $         139   $        8,963
==================================================================================================

    The accompanying notes are an integral part of these financial statements

Approved by the Directors:



--------------------------------------    --------------------------------------

                           COPPER VALLEY MINERALS LTD.
                         (An Exploration Stage Company)

               STATEMENTS OF LOSS AND DEFICIT (RESTATED - NOTE 6)
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------
                                                                                                     PERIOD FROM
                                                                                                       DATE OF
                                                                                                      INCEPTION
                                                                   YEAR              YEAR              JUNE 12
                                                                  ENDED              ENDED             1998 TO
                                                                 APRIL 30          APRIL 30           APRIL 30
                                                                   2001              2000               2001
--------------------------------------------------------------------------------------------------------------------
Expenses

     Office administration and sundry                        $        23,094    $        11,320   $     35,166
     Interest                                                          1,242             -               1,242
     Mineral property costs                                            -                  7,946         12,775
     Professional fees                                                15,207             21,077         37,124
     Stock transfer fees                                               -                  1,125          1,125
                                                             -------------------------------------------------------

Net Loss For The Period                                               39,543             41,468   $     87,432
                                                             -------------------------------------==================

Deficit Accumulated During The Exploration Stage,
  Beginning Of Period, as previously reported                         39,889              5,421

Prior Period Adjustment (Note 6)                                       8,000              1,000
                                                             ------------------------------------

Deficit Accumulated During The Exploration Stage,
  Beginning Of Period, as restated                                    47,889              6,421
                                                             ------------------------------------

Deficit Accumulated During The Exploration Stage, End Of
  Period                                                     $        87,432    $        47,889
=================================================================================================

Loss Per Share                                               $        (0.02)    $        (0.02)
=================================================================================================

Weighted Average Number of Shares Outstanding                      2,033,000          2,033,000
=================================================================================================

    The accompanying notes are an integral part of these financial statements

                           COPPER VALLEY MINERALS LTD.
                         (An Exploration Stage Company)

                  STATEMENTS OF CASH FLOWS (RESTATED - NOTE 6)
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------
                                                                                                      PERIOD FROM
                                                                                                        DATE OF
                                                                                                       INCEPTION
                                                                       YEAR             YEAR            JUNE 12
                                                                      ENDED             ENDED           1998 TO
                                                                     APRIL 30         APRIL 30         APRIL 30
                                                                       2001             2000             2001
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activity
     Net loss for the period, as restated (Note 6)               $     (39,543)    $     (41,468)  $     (87,432)

Adjustments To Reconcile Net Loss To Net Cash Used By
  Operating Activity
     Change in accounts payable                                          3,219             1,470           5,821
                                                                 ---------------------------------------------------
                                                                       (36,324)          (39,998)        (81,611)
                                                                 ---------------------------------------------------

Cash Flows From Financing Activities
     Share capital issued                                                 -                 -             54,250
     Loan payable                                                       27,500              -             27,500
                                                                 ---------------------------------------------------
                                                                        27,500              -             81,750
                                                                 ---------------------------------------------------

Increase (Decrease) In Cash                                             (8,824)          (39,998)            139

Cash, Beginning Of Period                                                8,963            48,961            -
                                                                 ---------------------------------------------------

Cash, End Of Period                                              $         139     $       8,963   $         139
====================================================================================================================

    The accompanying notes are an integral part of these financial statements

                           COPPER VALLEY MINERALS LTD.
                         (An Exploration Stage Company)

              STATEMENT OF STOCKHOLDERS' EQUITY (RESTATED - NOTE 6)

                             APRIL 30, 2001 AND 2000
                            (Stated in U.S. Dollars)

                                                       Common Stock
                                         ------------------------------------------
                                                                      Additional
                                                                        Paid-In
                                            Shares        Amount        Capital        Deficit           Total
                                         ---------------------------------------------------------------------------
Shares issued for cash
     at $0.005                              1,200,000  $    1,200    $       4,800  $       -       $       6,000

Shares issued for cash
     at $0.05                                 800,000         800           39,200          -              40,000

Shares issued for cash
     at $0.25                                  33,000          33            8,217          -               8,250

Net loss for the period, as restated
  (Note 6)                                     -              -               -            (6,421)         (6,421)
                                         ------------- -- ---------- --- ---------- -- ------------ -- -------------

Balance, April 30, 1999                     2,033,000       2,033           52,217         (6,421)         47,829

Net loss for the year, as restated
  (Note 6)                                     -              -               -           (41,468)        (41,468)
                                         ------------- -- ---------- --- ---------- -- ------------ -- -------------

Balance, April 30, 2000                     2,033,000       2,033           52,217        (47,889)          6,361

Net loss for the year                          -              -               -           (39,543)        (39,543)
                                         ------------- -- ---------- --- ---------- -- ------------ -- -------------

Balance, April 30, 2001                     2,033,000  $    2,033    $      52,217  $     (87,432)  $     (33,182)
                                         ============= == ========== === ========== == ============ == =============

    The accompanying notes are an integral part of these financial statements

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

          As shown in the accompanying financial statements, the Company has incurred a net loss of $87,432 for the period from June 12, 1998 (inception) to April 30, 2001, and, as indicated in Note 3, has terminated its mineral property option. The future of the Company is dependent upon its ability to obtain financing to eliminate its working capital deficiency of $33,182, and to fund ongoing expenditures until it achieves profitable operations from the pursuit of a new business opportunity. To this end, management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                                                    2000           1999
                                                -------------- --------------
     Decrease in mineral property interest      $    (7,000)   $     (1,000)
     Increase in loss for the periods ended           7,000           1,000
     Increase in deficit                              7,000           1,000
     Increase in loss per share                       (0.01)            -

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants on accounting or financial disclosures.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Officers

The following information sets forth the names of our officers and directors, their present positions with us, and their biographical information.

Name                    Age     Office(s) Held
-------------------     ---     -------------------------------
J. Stephen Barley        45     Director and President, Secretary and Treasurer

Geoffrey N. Goodall      40     Director


Mr. J. Stephen Barley has been a director and our president, secretary and treasurer since June 11, 1998. Mr. Barley received his Bachelor of Commerce degree from the Mount Allison University in New Brunswick, Canada in 1979. He received his law degree from Dalhousie University in Nova Scotia, Canada in 1982. Mr. Barley practiced as a lawyer with Casey & O'Neill and successor firms from 1984 to 1991. Mr. Barley practiced as a lawyer with J. Stephen Barley Law Corporation from 1992 to 1997. Mr. Barley specialized in the areas of corporate and securities law during he time of his private practice as a lawyer with Casey & O'Neill and J. Stephen Barley Law Corporation. Mr. Barley's clients included a number of publicly traded companies involved in the business of mineral exploration. Mr. Barley has been involved as a corporate finance consultant and as a director and investor in several private business ventures since 1997. Mr. Barley has been the president and a director of Tuscany Minerals Ltd., a company engaged in the business of mineral exploration, since October 5, 2000. Mr. Barley is a member in good standing of the Law Society of British Columbia and the Law Society of Alberta.

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

--------------------------------------------------------------------------------
                                     Number    Transactions      Known Failures
                                     of Late   Not Timely        To File a
Name and Principal                  Position   Reports Reported  Required Form
--------------------------------------------------------------------------------

J. Stephen Barley, President        0          0                 None
Secretary and Treasurer

Geoffrey N. Goodall, Director       0          0                 None
--------------------------------------------------------------------------------

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

                                      Annual Compensation                      Long Term Compensation
                                                                  -----------------------------------------
                                                                              Awards              Payouts
                               ----------------------------------------------------------------------------
                                                                                   Securities
 Name and                                                            Restricted    Underlying      LTIP
 principal                     Salary     Bonus     Other annual        stock     Options/SARs    payouts      All other
 position          Year          ($)       ($)      compensation    award(s) ($)       (#)          ($)      compensation
--------------------------------------------------------------------------------------------------------------------------
J. Stephen         2001        $9,000      NIL           NIL             NIL           NIL          NIL           NIL
Barley(_)(_),      2000        $9,000      NIL           NIL             NIL           NIL          NIL           NIL
Director,          1999        NIL         NIL           NIL             NIL           NIL          NIL           NIL
President,
Secretary and
Treasurer

--------------------------------------------------------------------------------------------------------------------------
Geoffrey           2001        NIL         NIL           NIL             NIL           NIL          NIL           NIL
Goodall(_),        2000        NIL         NIL           NIL             NIL           NIL          NIL           NIL
Director           1999        NIL         NIL           NIL             NIL           NIL          NIL           NIL
--------------------------------------------------------------------------------------------------------------------------

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

Stock Option Grants

The following table sets forth information with respect to stock options granted to each of our directors and officers during our most recent fiscal year ended April 30, 2001:

                                        Common        % of total
                                        Shares       options/SARs     Exercise
                                     Options/SARs      granted to     or base
                                       granted       employees in     price      Expiration
          Name                            (#)         fiscal year     ($/Sh)      Date
--------------------------------------------------------------------------------------------
J. Stephen Barley,                        NIL              N/A        N/A           N/A
Director, President, Secretary
and Treasurer
--------------------------------------------------------------------------------------------
Geoffrey Goodall,                         NIL              N/A        N/A           N/A
Director
--------------------------------------------------------------------------------------------

Exercises of Stock Options and Year-End Option Values

The following is a summary of the share purchase options exercised by our officers, directors and employees during the financial year ended April 30, 2001:

                                                                                   Value of
                                                                                  unexercised
                                    Common                       Unexercised     in-the-money
                                    Shares                       options/SARs    options/SARs
                                  acquired on       Value         at FY-end        at FY-end
            Name                   exercise      realized ($)        (#)              ($)
-------------------------------------------------------------------------------------------------
J. Stephen Baley                      NIL            N/A             N/A               N/A
Director, President, Secretary
and Treasurer
-------------------------------------------------------------------------------------------------
Geoffrey Goodall,                     NIL            N/A             N/A               N/A
Director
-------------------------------------------------------------------------------------------------

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


                                                            Number of      Percentage of
                   Name and address of                      Shares of         Common
Title of class       beneficial owner                     Common Stock        Stock(1)
----------------------------------------------------------------------------------------------
Common             J. Stephen Barley                        1,200,000           59.0%
                   2060 Gisby Street
                   West Vancouver, BC
                   Canada V7V 4N3
----------------------------------------------------------------------------------------------
Common             Geoffrey N. Goodall                       NIL                NIL%
                   1315 Arborlynn Drive
                   North Vancouver, BC
                   Canada V7J 2V6
----------------------------------------------------------------------------------------------
Common             Officers and Directors as a Group        1,200,000           59.0%
                   (2 persons)
----------------------------------------------------------------------------------------------

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

We have entered into the Management Agreement with C.H.M. Consulting Inc., a company controlled by Mr. J. Stephen Barley, our president, secretary and treasurer and a director. Under the Management Agreement, we pay to C.H.M. Consulting Inc. a management fee of $750 per month in consideration for management and administration services provided by C.H.M. Consulting Inc. to us. The initial term of this agreement expired on March 31, 2000 and has been extended on a month to month basis by agreement. See Item 1 - Description of Business of Part I of this Form 10-KSB Annual Report.

We borrowed $27,500 from Formusoft, Inc. during the year ended April 30, 2001. Mr. Barley is an officer and director of Formusoft and has an equity interest in Formusoft. The funds have been advanced as a demand loan and bear interest at the rate of 10% per annum. See Item 6 - Plan of Operations of Part I of this Form 10-KSB Annual Report.

ITEM 13.  Exhibits and Reports on Form 8-K

Exhibits

Exhibit 3.1:   Articles of Incorporation(1)
Exhibit 3.2:   Certificate of Amendment of the Articles of Incorporation(1)
Exhibit 3.2:   By-laws(1)
Exhibit 10.1:  New York Canyon Property Option Agreement(1)
Exhibit 10.2: Management Contract between the Company and C.H.M. Consulting Inc.(1)
Exhibit 10.3:  Geological Report on the New York Canyon Property(1)
Exhibit 10.4   Consent of Geological Consultant to use of Report(1)
Exhibit 10.5:  Amendment to Option Agreement(2)

-----------------
(1) Incorporated by reference from our registration statement on Form 10-SB12G/A filed with the commission on November 26,1999 - File No. 0-27277.

(2) Incorporated by reference from our annual report on Form 10-KSB filed with the commission on July 26, 2000.


Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTOMI, INC.


By:       /S/ JOHN "JT" THATCH
   ----------------------------------
   John "JT" Thatch, Director
   Chief Executive Office, President and Treasurer
   Date:  April 3,2002

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:       /S/ JOHN "JT" THATCH
   ----------------------------------
   John "JT" Thatch, Director
   Chief Executive Office, President and Treasurer
   Date:  April 3,2002


By:      /S/ DAVID M. OTTO
   ----------------------------------
   David M. Otto, Director and Secretary
   Date:  April 3, 2002


By:      /S/ PARNELL CLITUS
   ----------------------------------
   Parnell Clitus, Director
   Date:  April 3, 2002