Form 10QSB/A
period 2001-10-31
DTOMI INC
filed 2002-04-03
CIK 1083721

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ---------------------------------

                                  FORM 10-QSB/A

                                 Amendment No. 1

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 2001

                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to             .
                                    ------------    ------------

                          Commission File No. 000-27277

                                   DTOMI, INC.
             (Exact name of registrant as specified in its charter)

                        Nevada                              98-0207554
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)             Identification No.)

        200 Ninth Avenue North, Suite 220, Safety Harbor, Florida, 34965

               (Address of principal executive offices, zip code)

                                 (727) 723-8664

              (Registrant's telephone number, including area code)

            285B Lakeview Boulevard, Cocoa, Florida 32926, April 30th

              (Former name, former address and former fiscal year,
                         if changed since last report)

                       ---------------------------------

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of March 15, 2002 there were 17,366,576 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):
[_] Yes  [X] No

================================================================================

                                   DTOMI, INC.

                                   FORM 10-QSB/A
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2001

                                      INDEX

                                                                                                    Page
                                                                                                    ----
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

           Balance Sheet                                                                              3

           Statements of Operations                                                                   4

           Statements of Cash Flows                                                                   5

           Statement of Shareholders' Deficiency                                                      6

           Notes to Financial Statements                                                              7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations         9

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                            12

Item 2. Changes in Securities and Use of Proceeds                                                    12

Item 3. Defaults Upon Senior Securities                                                              12

Item 4. Submission of Matters to a Vote of Security Holders                                          12

Item 5. Other Information                                                                            13

Item 6. Exhibits and Reports on Form 8-K                                                             15

Signatures                                                                                           16

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

   The accompanying notes are an integral part of these financial statements.

                                   DTOMI, INC.
                     (Formerly Copper Valley Minerals Ltd.)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      PERIOD FROM
                                                                                                                        DATE OF
                                                                                                                       INCEPTION
                                                                                                                        JUNE 12
                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED                1998 TO
                                                      OCTOBER 31                           OCTOBER 31                  OCTOBER 31
                                                2001               2000              2001              2000               2001
------------------------------------------------------------------------------------------------------------------------------------
Expenses

     Office administration and sundry     $         2,213    $        14,627   $          4,759    $       18,758   $     39,925
     Interest                                         313             -                   1,132            -               2,374
     Mineral property costs                        -                  -                   -                -              12,775
     Professional fees                              1,245              2,157              5,242             7,635         42,366
     Stock transfer fees                           -                  -                   -                -               1,125
                                          ------------------------------------------------------------------------------------------

Net Loss For The Period                             3,771             16,784             11,133            26,393   $     98,565
                                                                                                                    ================

Deficit Accumulated During The
  Development Stage, Beginning Of Period           94,794             49,498             87,432            39,889
                                          -------------------------------------------------------------------------

Deficit Accumulated During The
  Development Stage, End Of Period        $        98,565    $        66,282   $         98,565    $       66,282
===================================================================================================================

Net Loss Per Share                        $         0.01     $         0.01    $          0.01     $        0.01
===================================================================================================================

Weighted Average Number Of Shares
  Outstanding                                   2,033,000          2,033,000          2,033,000         2,033,000
===================================================================================================================

   The accompanying notes are an integral part of these financial statements.

                                   DTOMI, INC.
                     (Formerly Copper Valley Minerals Ltd.)
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      PERIOD FROM
                                                                                                                        DATE OF
                                                                                                                       INCEPTION
                                                                                                                        JUNE 12
                                                          THREE MONTHS ENDED              SIX MONTHS ENDED              1998 TO
                                                              OCTOBER 31                     OCTOBER 31                OCTOBER 31
                                                        2001            2000             2001           2000              2001
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activity
     Net loss for the period                       $    (3,771)   $     (16,784)   $     (11,133)  $     (26,393)   $     (98,565)

Adjustments To Reconcile Net Loss To Net Cash
  Used By Operating Activity
     Change in accounts payable                         (2,987)          10,687           (1,399)         14,117            4,422
                                                   ---------------------------------------------------------------------------------
                                                        (6,758)          (6,097)         (12,532)        (12,276)         (94,143)
                                                   ---------------------------------------------------------------------------------

Cash Flows From Financing Activities
     Share capital issued                                 -                -               -               -               54,250
     Promissory note payable                             6,500            5,200           12,500           5,200           40,000
                                                   ---------------------------------------------------------------------------------
                                                         6,500            5,200           12,500           5,200           94,250
                                                   ---------------------------------------------------------------------------------

Increase (Decrease) In Cash                               (258)            (897)             (32)         (7,076)             107

Cash, Beginning Of Period                                  365            2,784              139           8,963             -
                                                   ---------------------------------------------------------------------------------

Cash, End Of Period                                $       107    $       1,887    $         107   $       1,887    $         107
====================================================================================================================================

     SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

During the period ended October 31, 2001, promissory notes totaling $40,000 and related accrued interest totaling $2,257 were reclassified as contribution to capital in connection with the change in control of the Company.

   The accompanying notes are an integral part of these financial statements.

                                   DTOMI, INC.
                     (Formerly Copper Valley Minerals Ltd.)
                          (A Development Stage Company)

                      STATEMENT OF SHAREHOLDERS' DEFICIENCY

                                OCTOBER 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                         COMMON STOCK
                                        -----------------------------------------------
                                                                        ADDITIONAL
                                                                     PAID-IN CAPITAL
                                           SHARES        AMOUNT           CAPITAL         DEFICIT        TOTAL
                                        ------------- ------------- ------------------- ------------ ---------------
Shares issued for cash at
  $0.005                                   1,200,000  $    1,200    $      4,800    $        -       $       6,000

Shares issued for cash at
  $0.05                                      800,000         800          39,200             -              40,000

Shares issued for cash at
  $0.25                                       33,000          33           8,217             -               8,250

Net loss for the period, as restated
  (Note 5)                                    -              -              -               (6,421)         (6,421)
                                        ------------- ------------- --------------- ---------------- ---------------

Balance, April 30, 1999                    2,033,000       2,033          52,217            (6,421)         47,829

Net loss for the year, as restated
  (Note 5)                                    -              -              -              (41,468)        (41,468)
                                        ------------- ------------- --------------- ---------------- ---------------

Balance, April 30, 2000                    2,033,000       2,033          52,217           (47,889)          6,361

Net loss for the year                         -              -              -              (39,543)        (39,543)
                                        ------------- ------------- --------------- ---------------- ---------------

Balance, April 30, 2001                    2,033,000       2,033          52,217           (87,432)        (33,182)

Net loss for the period                       -              -              -               (7,362)         (7,362)
                                        ------------- ------------- --------------- ---------------- ---------------

Balance, July 31, 2001                     2,033,000       2,033          52,217           (94,794)        (40,544)

Reclassification of promissory notes
and accrued interest in connection
with the change of control in the
Company                                                                   42,257                            42,257

Net loss for the period                       -              -              -               (3,771)         (3,771)
                                        ------------- ------------- --------------- ---------------- ---------------

Balance, October 31, 2001                  2,033,000  $    2,033    $     94,474    $      (98,565)  $      (2,058)
                                        ============= ============= =============== ================ ===============


   The accompanying notes are an integral part of these financial statements.

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

         As shown in the accompanying financial statements, the Company has incurred a net loss of $98,565 for the period from June 12, 1998 (inception) to October 31, 2001, and has no sales. The future of the Company is dependent upon its ability to obtain financing to eliminate its working capital deficiency of $2,058, and to fund ongoing expenditures until it achieves profitable operations from the pursuit of a new business opportunity. To this end, management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On January 28, 2002, the board of directors authorized the issuance of options to purchase 1,578,779 shares of the Company's common stock (the "Stock Options") to John "JT" Thatch as compensation for his services as Chief Executive Officer, President and Treasurer of the Company. The Company relied on the exemption from registration provided by Rule 506 of Regulation D, promulgated pursuant to the Securities Act of 1933, as amended, in issuing the Stock Options. The Stock Options are exercisable at $0.01 per share and vest immediately upon the execution of that certain Employment Agreement, dated January 28, 2002, by and between the Company and Mr. Thatch. A copy of the Employment Agreement is attached as Exhibit 10.5

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

     On January 14, 2002, the Board of Directors of the Company ratified, approved and confirmed the termination of the Merger and the transactions contemplated thereby (the "Termination"), on its determination that it was in the best interest of the Company and the Company's stockholders to effect the Termination, as the Merger was no longer a desirable transaction.


     4. To adopt and approve a Company 2001 Stock Option Plan and the IMG 2000 Stock Option Plan (collectively, the "Plans"), both of which have identical principal terms. The purpose of the Plans are to enable the Company to offer its officers, directors, employees, consultants and advisors to receive performance-based incentives and other equity interests in the Company, thereby attracting, retaining, and rewarding such personnel. The Company believes that increased share ownership by such persons more closely aligns stockholder and employee interests by encouraging a greater focus on the profitability of the Company. There is reserved for issuance under the Plans an aggregate of 2,000,000 shares of the Company's common stock. All of such shares may, but need not, be issued pursuant to the exercise of incentive stock options. Options granted under the Plans may be either "incentive stock options," as defined in
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-statutory stock options. The Company intends to register securities issuable pursuant to the Plans on a From S-8.


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

ITEM 5. OTHER INFORMATION

CHANGE IN CONTROL OF REGISTRANT

     On September 24, 2001, J. Stephen Barley, a former shareholder of the Company (the "Seller"), entered into a stock purchase agreement (the "Stock Purchase Agreement") with Sarah Dankert, Michael Schliman and Zaida Torres (the "Purchasers") and the Company, which results in a restructuring of the Company's management, Board of Directors (the "Board"), and ownership. Pursuant to the terms of the Stock Purchase Agreement, Mr. Barley sold an aggregate of 1,200,000 shares of common stock of the Company, representing 59.0% of the issued and outstanding common stock. As consideration for the purchase of the shares, the Purchasers paid an aggregate sum of $329,675 to Seller. Each Purchaser acquired 400,000 shares of the Company's common stock. The consideration for the acquisition was paid from the personal funds of the Purchasers.

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

STOCK DIVIDEND

     On October 10, 2001, the Company's board of directors approved a stock dividend to the Company's shareholders of record (the "Record Shareholders") as of October 22, 2001 (the "Record Date"). The Company effected a "2 for 1" dividend (the "Dividend") on the Company's issued and outstanding common stock, $0.001 par value per share (the "Existing Common"), which took effect on November 7, 2001 (the "Effective Date").

     Pursuant to the Dividend, each one (1) share of Existing Common outstanding at the close of business on the Record Date was entitled to received two (2), shares of newly issued Common Stock, par value $0.001 per share ("Dividend Shares").

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit
Number                                Title
-------  ----------------------------------------------------------------------



  10.5 Employment Agreement, dated January 28, 2002, by and between the Company and John "JT" Thatch

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


                                       DTOMI, INC. (Registrant)

Dated: April 3, 2002

                                       By:         /s/ JOHN "JT" THATCH
                                           -------------------------------------
                                                      John "JT" Thatch
                                            Chief Executive Officer, President
                                                       and Treasurer

                                  EXHIBIT INDEX

Exhibit
Number                                Title
------- ------------------------------------------------------------------------
3.1.1 Articles of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on November 26, 1999)

3.1.2 Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on November 26, 1999)

3.1.3 Certificate of Amendment to Articles of Incorporation of the Company filed October 25, 2001 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on December 18, 2001)

  3.2 Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on November 26, 1999)

 10.1 Dtomi, Inc. 2001 Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on December 18, 2001)

 10.2 International Manufacturers Gateway, Inc. 2000 Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on December 18, 2001)

 10.3 Agreement and Plan of Merger, dated October 24, 2001, by and among the Copper Valley Minerals Ltd., International Manufacturers Gateway, Inc. and Dtomi Acquisition Corp. (incorporated by reference to the Company's Current Report on Form 8-K filed on November 7, 2001)

 10.4 Stock Purchase Agreement, dated September 24, 2001, by and among J. Stephen Barley, Sarah Dankert, Michael Schliman, Zaida Torres and Copper Valley Minerals Ltd. (incorporated by reference to the Company's Current Report on Form 8-K filed on October 11, 2001)

 10.5 Employment Agreement, dated January 28, 2002, by and between the Company and John "JT" Thatch