Form 10QSB
period 2002-03-31
DTOMI INC
filed 2002-05-20
CIK 1083721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002.

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

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

                                   DTOMI, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE PERIOD ENDED MARCH 31, 2002

                                      INDEX

PART I - FINANCIAL INFORMATION .............................................
   ITEM 1.     Financial Statements ........................................

      CONSOLIDATED BALANCE SHEETS ..........................................

      CONSOLIDATED STATEMENTS OF OPERATIONS ................................

      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY ......................

      CONSOLIDATED STATEMENTS OF CASH FLOWS ................................

   ITEM 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations .........................

   PART II - OTHER INFORMATION .............................................

   ITEM 1.     Legal Proceedings ...........................................

   ITEM 2.     Changes in Securities and Use of Proceeds ...................

   ITEM 3.     Defaults Upon Senior Securities .............................

   ITEM 4.     Submission of Matters to a Vote of Security Holders .........

   ITEM 5.     Other Information ...........................................

   ITEM 6.     Exhibits and Reports on Form 8-K ............................

SIGNATURES .................................................................

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2002
                                 --------------

                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS
Cash                                                               $      9,548
                                                                   ------------
TOTAL CURRENT ASSETS                                                      9,548
                                                                   ------------

PROPERTY AND EQUIPMENT, NET                                             282,642
                                                                   ------------

TOTAL ASSETS                                                       $    292,190
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Notes and loans payable                                            $    908,345
Notes and loans payable to related parties                               88,522
Accounts payable                                                        259,470
Accounts payable to related party                                       297,134
                                                                   ------------
TOTAL CURRENT LIABILITIES                                             1,553,471
                                                                   ------------


STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 25,000,000 shares
   authorized, None shares issued and outstanding                            --
Common stock, $0.001 par value, 100,000,000 shares
   authorized, 15,772,794 shares issued and outstanding                  15,773
Common stock issuable (15,000 shares at par value)                           15
Additional paid-in capital                                            5,583,022
Deficit accumulated during development stage                         (4,786,635)
                                                                   ------------
                                                                        812,175
Less: deferred compensation                                          (2,073,456)
                                                                   ------------
TOTAL STOCKHOLDERS' DEFICIENCY                                       (1,261,181)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $    292,190
                                                                   ============

See accompanying notes to consolidated financial statements.

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                            From
                                                                                     September 20, 2000
                                                                                    (Inception) to March
                                                      Three Months Ended March 31,        31, 2002
                                                      --------------------------------------------------
                                                          2002             2001

REVENUES                                              $         --     $     10,166     $     11,837
Cost of sales                                                   --             (198)            (213)
                                                      ------------     ------------     ------------
GROSS PROFIT                                                    --            9,968           11,624
                                                      ------------     ------------     ------------

OPERATING EXPENSES
Compensation                                               185,318           46,283        2,055,205
Consulting                                                  12,475           68,992        1,118,458
Depreciation and amortization                                   --           26,053           78,076
General and administrative                                  22,946          157,285          319,329
Professional fees                                          240,139               --          472,812
Rent                                                         5,136            7,632           35,664
Impairment loss                                                 --               --           88,010
Sales, marketing and advertising                                --           51,762           75,664

TOTAL OPERATING EXPENSES                                   466,014          358,007        4,243,218
                                                      ------------     ------------     ------------

Loss from Operations                                      (466,014)        (348,039)      (4,231,594)

OTHER INCOME (EXPENSE)
Other income                                                    --           36,750           36,466
Settlement loss expense                                   (322,000)              --         (545,831)
Interest expense                                                --             (863)         (45,676)
                                                      ------------     ------------     ------------
TOTAL OTHER EXPENSE, NET                                  (322,000)          35,887         (555,041)

NET LOSS                                              $   (788,014)    $   (312,152)    $ (4,786,635)
                                                      ============     ============     ============

Net loss per share - basic and diluted                $      (0.06)    $      (0.03)    $      (0.56)
                                                      ============     ============     ============

Weighted average number of shares outstanding
  during the period - basic and diluted                 14,062,374       11,738,905        8,556,879
                                                      ============     ============     ============

See accompanying notes to consolidated financial statements.

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                            From
                                                                                     September 20, 2000
                                                                                    (Inception) to March
                                                      Three Months Ended March 31,        31, 2002
                                                      --------------------------------------------------
                                                          2002             2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              $   (788,014)    $   (312,152)    $ (4,786,635)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Stock based expenses                                       472,318               --        2,937,748
Bad debt                                                        --               --            1,125
Depreciation                                                    --           26,053           78,076
Impairment loss and other asset write-offs                      --               --           37,249
Settlement loss                                                 --               --           70,241
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable                                             --           (1,402)              --
Increase (decrease) in:
Accounts payable                                           224,144           96,744          540,699
Accrued expenses                                                --            9,230               --
Note payable                                                15,000               --           15,000
                                                      ------------     ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                      (76,552)        (181,528)      (1,106,497)
                                                      ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                              --               --           (2,700)
Cash portion of asset purchase                                  --               --         (152,207)
Deposit                                                         --           (6,994)              --
                                                      ------------     ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                           --           (6,994)        (154,907)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired in asset purchase                                 --               --            9,740
Proceeds from loans and notes payable                       86,000           59,100        1,093,612
Equity proceeds                                                100          155,000          167,600

NET CASH PROVIDED BY FINANCING ACTIVITIES                   86,100          214,100        1,270,952
                                                      ------------     ------------     ------------

Net Increase (Decrease) in Cash                              9,548           25,578            9,548

Cash and Cash Equivalents at Beginning of Period                --           10,023               --
                                                      ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $      9,548     $     35,601     $      9,548
                                                      ============     ============     ============

See accompanying notes to financial statements.

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------
                                   (Unaudited)

NOTE 1    BASIS OF PRESENTATION
-------------------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes of International Manufacturers Gateway, Inc. (See Note 3) for the years ending December 31, 2001 and 2000 included in the Company's Form 8-K/A.

NOTE 2    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------------------

     (A)  NATURE OF BUSINESS

     On January  21,  2002,  (the  "Recapitalization  Date")  Dtomi,  Inc.  (the
     "Company" or "Dtomi"), which was incorporated under the law of Nevada on June 12, 1998 and had been inactive since that date, acquired certain assets and assumed certain liabilities of International Manufacturers Gateway, Inc. ("IMG") in exchange for 9,673,794 shares of the Company's common stock. As a result, IMG obtained an approximate 58% voting control in the Company. (See Note 3) IMG was incorporated under the laws of the State of Delaware on September 20, 2000 to be a successor company to American Manufacturers.com, Inc. ("AMC"). In December 2000, AMC reorganized by selling substantially all its assets and liabilities to IMG.

     AMC's  intention  was  to  create  an  Internet   business   community  for
     business-to-business e-commerce specific to manufacturing by linking America's manufacturers into one buying and selling community. Upon reorganization into IMG, the strategy was changed to being a provider of marketing intelligence data.

     Dtomi provides pertinent sales, marketing and sourcing information to both corporate and consumer clientele with particular specialization for the manufacturing industry. This is achieved by a patent pending algorithm that amalgamates government economic census data with a domestic manufacturing database of approximately 400,000 manufacturing firms rendering valuable information to the manufacturing industry for increasing market share and finding prospective clients. Additionally, Dtomi utilizes an outbound call center and state of the art CSM software for permission based lead generation programs. Dtomi also has several other a- la- carte revenue products and services that promulgates this data into profitable revenue for any manufacturing company.

     Activities  during the development  stage include  fundraising  activities,
     development  of  proprietary   software  and   intellectual   property  and
     implementation of the business plan.

     (B)  NET LOSS PER COMMON SHARE

     Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The assumed exercise of common stock equivalents was not utilized since the effect was antidilutive. At March 31, 2002, there were options to purchase 1,578,779 shares of common stock outstanding, which may dilute future earnings per share.

NOTE 3    ASSET PURCHASE AND REORGANIZATION OF PREDECESSOR COMPANY
------------------------------------------------------------------

On January 21, 2002 (the "Recapitalization Date"), pursuant to an asset acquisition agreement, the Company purchased substantially all of the assets and certain liabilities of IMG, in exchange for 9,673,794 shares of the Company's common stock of which 1,285,656 shares were to be used to settle certain liabilities if IMG. Based on the 8,388,138 shares to be retained by IMG, IMG obtained an approximate 58% voting interest in the Company. As IMG obtained control of Dtomi, the transaction is accounted for as a recapitalization of IMG. Accordingly, the operations reflected in the accompanying financial statements represent the historical operations of IMG and the operations of Dtomi, Inc. from the Recapitalization Date. The assets and liabilities reflected in the accompanying financial statements at March 31, 2002 represent the assets acquired and liabilities assumed from IMG at historical cost and the assets and liabilities of Dtomi at historical cost. (See Note 5)

NOTE 4    NOTES AND LOANS PAYABLE AND ACCOUNTS PAYABLE
------------------------------------------------------

On the Recapitalization Date, the Company assumed $910,867 of loans and notes payable and $315,295 of accounts payable.

In September 2001, the Board of Directors of IMG authorized and offered loan and note creditors a conversion to common stock of Dtomi, Inc., at $0.40 per share. Certain creditors have verbally accepted the offer, however, as of March 31, 2002 the conversion has not taken place.

On January 14, 2002, the Company executed a $15,000 note payable to a former officer. The note is due January 21, 2002 and accrues interest at an unstated rate. The note, which was in default as of March 31, 2001, is secured by 100,000 common shares from the Company's treasury.

During the three months ended March 31, 2001, the Company received $86,000 of open advances from a stockholder.

NOTE 5    COMMITMENTS AND CONTINGENCIES
---------------------------------------

     (A)  LIABILITIES AND OTHER COMMITMENTS OF IMG NOT ASSUMED

     The Company has only assumed certain liabilities of IMG and has taken the position that as a separate and distinct entity from IMG, the Company is not responsible for unassumed liabilities. The following unaudited information provides an estimate of the liabilities of IMG, which were not assumed by the Company:

       Accounts payable            $ 397,068
       Accrued liabilities           131,821
                                   ---------
                                   $ 528,889
                                   =========

     IMG has been issued 200,000 common shares of Dtomi, Inc. to be used for potential settlement of the above liabilities not assumed (see Note 6(A)).

     In addition, IMG owes 2,500 shares (as restated for the exchange ratio) of common stock to a creditor as a default penalty on a note payable.

     IMG committed to grant options to purchase approximately 102,100 shares (as restated for the exchange ratio) of common stock during 2000 and 2001 under various agreements. As of March 31, 2002, these options have not been granted.

NOTE 6    STOCKHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------

     (A)  STOCK ISSUANCES

     In  January   2002,   pursuant  to  the   recapitalization,   the  original
     stockholders of Dtomi are deemed to have been issued 6,099,000 common shares of the Company. (See Note 3)

     Pursuant to the acquisition agreement (See Note 3), 1,085,656 of the 1,285,656 common shares are recorded as common stock at par value, with an offsetting charge to additional paid-in capital since they will be used to settle certain liabilities assumed by Dtomi. The remaining 200,000 common shares were accounted for as a settlement expense at a fair market value of $1.61 per share on the recapitalization date resulting in an expense of $322,000.

     In January 2002, the then President of the Company was granted 15,000 common shares for services rendered. The shares were valued at the trading price on the grant date resulting in a compensation expense of $28,350. At March 31, 2002, these shares had not yet been issued and are therefore reflected on the accompanying balance sheet as issuable.

     (B)  STOCK OPTIONS

     Officers, employees, consultants, and directors of the Company are awarded options periodically for the purchase of common stock of the Company under the Company's Non-Qualified Stock Option and Restricted Stock Plan (the
     "Plan") which was effective September 15, 2000. The options, which typically expire ten years from the grant date but may expire earlier as determined by the compensation committee of the Board of Directors, vest as determined by the compensation committee of the Board of Directors. Upon termination of employment, for any reason other than death, disability, or retirement, all rights to exercise options shall terminate 90 days after the date of employment termination. The aggregate numbers of shares subject to options granted or restricted stock offered under the plan may not exceed 25% of the outstanding shares of stock of the Company.

     On January 28, 2002, pursuant to an employment agreement with the Company's current president, the Company granted options to purchase 1,578,779 shares of its common stock at an exercise price of $.01 per share. The Company valued the options at their fair market value of $2,195,424 to be recognized over the three year term of the agreement. During the three months ended March 31, 2002, the Company recognized $121,968 of compensation and $2,073,456 of deferred compensation.

     For financial statement disclosure purposes, the fair market value of the stock options granted to the president was estimated on the date of grant using the Black-Scholes Model in accordance with Statement No. 123 using the following assumptions: expected dividend yield 0%, risk-free interest rate of 3.03%, volatility 40% and expected term of two years.

     (C)  PREFERRED STOCK

     The Company has authorized 25,000,000 shares of preferred stock. The rights and preferences of the preferred stock may be determined by the Board of Directors at its discretion.

NOTE 7    RELATED PARTIES
-------------------------

The Company had notes and loans payable to principal stockholders and parties related to those principal stockholders, which aggregated $88,522 as of March 31, 2002.

The Company has $297,134 due to its outside legal counsel firm. The principal of that firm is a director of the Company.

NOTE 8    GOING CONCERN
-----------------------

As reflected in the accompanying financial statements, the Company has operating losses since inception of $4,786,635, a deficit accumulated during the development stage of $4,786,635 at March 31, 2002, cash used in operations during the three months ended March 31, 2002 of $76,552, a working capital deficit of $1,543,923 at March 31, 2002, is in default on certain promissory notes, and is a development stage company with no current revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues.

The Company has restructured its management and is seeking additional funding to implement its business plan. In addition, management is in negotiations with its creditors to settle liabilities with common stock of the Company. Management believes that actions presently being taken allow the company the ability to continue as a going concern.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

References in this document to "Dtomi", "the Company", "we", "us," and "our" refer to Dtomi, Inc.

Dtomi provides pertinent sales, marketing and sourcing information to both corporate and consumer clientele with particular specialization for the manufacturing industry. This is achieved by a patent pending algorithm that amalgamates government economic census data with a domestic manufacturing database of approximately 400,000 manufacturing firms rendering valuable information to the manufacturing industry for increasing market share and finding prospective clients. Additionally, Dtomi utilizes an outbound call center and state of the art CSM software for permission based lead generation programs. Dtomi also has several other a-la-carte revenue products and services that promulgates this data into profitable revenue for any manufacturing company.

Activities  during  the  development  stage  include   fundraising   activities,
development of proprietary software and intellectual property and implementation of the business plan.

The Company has incurred significant losses since inception, and as of March 31, 2002 had an accumulated deficit of approximately $4,787,000. The Company will continue to incur losses until revenue grows sufficiently to cover ongoing operating costs, including the costs of sales and marketing efforts. There can be no assurances that this will occur. The Company has made a significant investment in the development of the Company's website, purchase of domain name, branding, marketing, and maintaining operations.

As of the date of this report, the Company has utilized substantially all of its available funding. The Company's continuation as a going concern will depend on its ability to generate sufficient cash flow from operations to cover operating costs, or to raise additional capital. No assurance can be given that the Company will be able to generate adequate cash flow to fund ongoing operating costs or to raise additional funds. Because of an absence of sufficient cash flow, the Company has been required to limit operations.

RESULTS OF OPERATIONS

We did not achieve any revenues during the three months ended March 31, 2002, despite effecting the asset acquisition agreement with IMG.

The Company had no revenues for the quarter ended March 31, 2002, a decrease of 100% over revenue of $10,166 for the same period in the prior year, which were primarily attributable to advertising sales. The reduction in revenue for the first quarter of 2002 can be explained generally by the inability of the Company to develop its operations beyond the development stage, the downturn in the American economy and the erosion of the market for sales, marketing and sourcing information. More specifically, the Company has reduced its payroll to only one employee, John "JT" Thatch, the Company's President, focused on sales, marketing and sourcing information during the quarter ended March 31, 2002.

The Company had no recorded cost of sales for the quarter ended March 31, 2002, a drop of 100% compared to costs of $10,166 for the same period in the prior year. This amount decreased in 2002 as a result of changes to the business, particularly as a result of fewer employees being focused on selling.

The Company had no sales and marketing expenses for the quarter ended March 31, 2002, a drop of 100% compared to sales and marketing expenses of $51,762 for the same period in the prior year. This amount decreased in 2002 as a result of changes to the business, particularly as a result of fewer employees being focused on selling.

General and administrative expenses decreased to $22,946 for the first quarter of 2002, a reduction of 86% over costs of $157,285 for the same period last year. General and administrative expenses declined from the prior year as a result of changes to the business in late 2001, including a relocation in the Company's offices and reorganization in management and lower executive payroll. Company management also made greater efforts to control operating costs in order to reduce administrative and other expenses. General and administrative expenses consist primarily of payroll costs for the Company's executive staff, accounting and administrative personnel, premises costs for the Company's office and other general corporate and office expenses.

In connection with the asset acquisition agreement with IMG, the Company issued approximately 9,673,794 shares of common stock, 200,000 of which shares were issued to settle certain liabilities of IMG. A settlement loss of $322,000 was recognized based on the fair market value of such 200,000 shares.

The Company's compensation expenses for the first quarter of 2002 was $185,318, an increase of 76% over costs of $46,283 for the same period last year. Compensation in the quarter ended March 31,2002, consisted of (i) $150,318 of compensation based on both issuances of common stock and options to purchase common stock, and (ii) $15,000 in the form of a promissory note payable to a former executive of the Company, and (iii) $20,000 cash.

Professional fees increased to $240,139 for the first quarter of 2002, an increase of 100% over no such costs for the same period last year. Professional fees consist primarily of legal and accounting fees.

Net loss for the three months ended March 31, 2002 amounted to $788,014, a loss of $0.06 per share, compared to a loss of $312,152 or $0.03 per share for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company does not currently have an adequate source of reliable, long-term revenue to fund operations. As a result, Dtomi is reliant on outside sources of capital funding. There can be no assurances that the Company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there are no assurances that the Company will be able to secure adequate sources of new capital funding, whether it be in the form of share capital, debt, or other financing sources.

Dtomi had cash and cash equivalents of $9,548 and a working capital deficit of $1,543,923 at March 31, 2002. This compares to no cash and cash equivalents and a working capital deficit of $1,628,957 at December 31, 2001. The Company continued to incur costs but did not secure adequate new revenue to cover the costs.

RISK RELATED TO THE COMPANY'S BUSINESS

                           NEED FOR ADDITIONAL CAPITAL

The Company has recorded substantial operating losses and, as of March 31, 2002, has an accumulated deficit of approximately $4,786,635. The Company does not currently have adequate cash flow or existing revenue to provide operating capital until December 31, 2002. The Company is currently looking for new sources of revenue that it expects will help fund Dtomi's business for the remainder of fiscal 2002. There can be no assurances that this will be achieved.

                        HISTORY OF LARGE OPERATING LOSSES

Since inception, the Company has not had adequate revenue to support operations. The Company has significantly reduced ongoing operating expenses. However, there can be no assurance that the Company will achieve positive cash flow and operating profitability.

          SUCCESS DEPENDS ON KEY PERSONNEL; NO "KEY MAN" LIFE INSURANCE

Future performance depends on the continued service of John "JT" Thatch, the Company's President, and his ability to attract, train, and retain additional technical, marketing, customer support, and management personnel. The loss of Mt. Thatch could negatively impact the Company, and there is no "key man" life insurance in force at this time. Competition for qualified personnel is intense, and there can be no assurance that the Company will retain key employees, or attract and retain other needed personnel.

                            VOLATILITY IN STOCK PRICE

The stock market and especially the stock prices of technology related companies have been very volatile. This volatility may not be related to the operating performance of the companies. The broad market volatility and industry volatility may reduce the price of the Company's stock without regard to the Company's operating performance. The market price of the Company's stock could significantly decrease at any time as a result of this volatility. The uncertainty that results from such volatility can itself depress the market price of the Company's stock.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 28, 2002, the board of directors authorized the issuance of options (the "Stock Options") to purchase 1,578,779 shares of the common stock of Dtomi, Inc., a Nevada corporation (the "Company") to John "JT" Thatch as compensation for his services as Chief Executive Officer, President and Treasurer of the Company. The Company relied on the exemption from registration provided by Rule 506 of Regulation D, promulgated pursuant to the Securities Act of 1933, as amended, in issuing the Stock Options. The Stock Options are exercisable at $0.01 per share and vest immediately upon the execution of that certain Employment Agreement, dated January 28, 2002, by and between the Company and Mr. Thatch.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

On January 21, 2002, the Company effected that certain Asset Purchase Agreement (the "Asset Purchase Agreement"), entered into on January 14, 2002, as amended, by and between the Company and International Manufacturers Gateway, Inc., a Delaware corporation ("IMG"), pursuant to which the Company purchased certain of IMG's assets, consisting principally of business information and materials, software, domain names, customers, customer lists, databases and patent-pending technology in exchange for 9,673,794 shares of common stock of the Company. The Asset Purchase Agreement, the transactions contemplated thereby and the consequences thereof are further described as reported in the Company's Current Report on Form 8-K (File No. 000-27277) filed with the Commission on January 29, 2002, which report was amended on Form 8-K/A filed with the Commission on April 5, 2002.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

All exhibits included in this report are incorporated by reference. See the Exhibit List below for all such exhibits.

(b)  Reports on Form 8-K

     (1) On January 29, 2002, the Company filed a Current Report on Form 8-K disclosing, under Item 1, a change in control of the Company as a result of that certain Asset Purchase Agreement dated January 14, 2002, by and between the Company and IMG (the "APA"), and under Items 2 and 5, the transactions contemplated by the APA and the consequences thereof.

     (2) On March 6, 2002, the Company filed a Current Report on Form 8-K disclosing, under, Item 4, a change in the Company's principal accountants.

     (3) On March 21, 2002, the Company filed an amended Current Report on Form 8-K/A, amending the Current Report on Form 8-K filed on March 6, 2002, disclosing under Item 4 a change in the Company's principal accountants.

     (4) On April 5, 2002, the Company filed an amended Current Report on Form 8-K/A, amending the Current Report on Form 8-K filed on January 29, 2002, disclosing under Item 1, a change in control of the Company as a result of the APA, and under Items 2 and 5, the transactions contemplated by the APA, the consequences thereof.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Dtomi, Inc.
                                        (Name of Registrant)


Date: May 20, 2002                      By: /s/ John "JT" Thatch
                                            ------------------------------------
                                            Name: John "JT" Thatch
                                            Title: Chief Executive Officer,
                                                   President and Treasurer

                                  EXHIBIT INDEX

Exhibit
Number                                Title
--------------------------------------------------------------------------------

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

 10.3 Agreement and Plan of Merger, dated October 24, 2001, by and among the Copper Valley Minerals Ltd., International Manufacturers Gateway, Inc. and Dtomi Acquisition Corp. (incorporated by reference to the Company's Current Report on Form 8-K filed on November 7, 2001)

 10.4 Stock Purchase Agreement, dated September 24, 2001, by and among J. Stephen Barley, Sarah Dankert, Michael Schliman, Zaida Torres and Copper Valley Minerals Ltd. (incorporated by reference to the Company's Current Report on Form 8-K filed on October 11, 2001)

 10.5 Employment Agreement, dated January 28, 2002, by and between the Company and John "JT" Thatch (incorporated by reference to the Company's Current Report on Form 8-K filed on October 11, 2001)