Form 10QSB
period 2002-06-30
DTOMI INC
filed 2002-08-14
CIK 1083721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of June 30, 2002 there were 17,632,981 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):
[_] Yes [X] No

DTOMI, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE PERIOD ENDED JUNE 30, 2002

                                      INDEX

PART I - FINANCIAL INFORMATION...............................................
   ITEM 1.  Financial Statements.............................................
      CONSOLIDATED BALANCE SHEETS............................................
      CONSOLIDATED STATEMENTS OF OPERATIONS..................................
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY........................
      CONSOLIDATED STATEMENTS OF CASH FLOWS..................................
   ITEM 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................
PART II - OTHER INFORMATION..................................................
   ITEM 1.  Legal Proceedings................................................
   ITEM 2.  Changes in Securities and Use of Proceeds........................
   ITEM 3.  Defaults Upon Senior Securities..................................
   ITEM 4.  Submission of Matters to a Vote of Security Holders..............
   ITEM 5.  Other Information................................................
   ITEM 6.  Exhibits and Reports on Form 8-K.................................
SIGNATURES...................................................................

PART I - FINANCIAL INFORMATION
   ITEM 1.  FINANCIAL STATEMENTS

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                  -------------
                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS
Cash                                                                  $     13,313
Due from officer                                                             4,486
Due from affiliate                                                             607
                                                                      ------------
TOTAL CURRENT ASSETS                                                        18,406
                                                                      ------------

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $39,255         243,387
                                                                      ------------

TOTAL ASSETS                                                          $    261,793
                                                                      ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
CURRENT LIABILITIES
Notes and loans payable                                               $    163,550
Accounts payable                                                            70,654
Accounts payable to related party                                          278,079
                                                                      ------------
TOTAL CURRENT LIABILITIES                                                  512,283
                                                                      ------------

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
   None shares issued and outstanding                                           --
Common stock, $0.001 par value, 100,000,000 shares authorized,
   17,632,981 shares issued and outstanding                                 17,633
Common stock issuable (15,000 shares at par value)                              15
Additional paid-in capital                                               6,773,499
Deficit accumulated during development stage                            (5,151,133)
                                                                      ------------
                                                                         1,640,014
Less: deferred compensation                                             (1,890,504)
                                                                      ------------
TOTAL STOCKHOLDERS' DEFICIENCY                                            (250,490)
                                                                      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                        $    261,793
                                                                      ============

See accompanying notes to consolidated financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                                                                                 From
                                                                                                             September 20,
                                                                                                                  2000
                                           Three Months Ended June 30,        Six Months Ended June 30,     (Inception) to
                                              2002             2001             2002             2001        June 30, 2002
                                          ------------     ------------     ------------     ------------     ------------
REVENUES                                  $         --     $         --     $         --     $      9,267     $     11,837
Cost of sales                                       --               --               --             (200)            (213)
                                          ------------     ------------     ------------     ------------     ------------
GROSS PROFIT                                        --               --               --            9,067           11,624
                                          ------------     ------------     ------------     ------------     ------------

OPERATING EXPENSES
Compensation                                   198,952           52,832          384,270           99,115        2,254,157
Consulting                                      65,600          109,600           78,075          178,592        1,184,058
Depreciation and amortization                   39,255           42,157           39,255           90,919          117,331
General and administrative                       2,445           91,959           25,391          226,535          321,774
Professional fees                               51,110               --          291,249               --          523,922
Rent                                             7,136            7,632           12,272           15,264           42,800
Impairment loss                                     --               --               --               --           88,010
Sales, marketing and advertising                    --           23,962               --           75,724           75,664
                                          ------------     ------------     ------------     ------------     ------------
TOTAL OPERATING EXPENSES                       364,498          328,142          830,512          686,149        4,607,716
                                          ------------     ------------     ------------     ------------     ------------

Loss from Operations                          (364,498)        (328,142)        (830,512)        (677,082)      (4,596,092)
                                          ------------     ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE)
Other income                                        --          163,003               --          200,654           36,466
Settlement loss                                     --               --         (322,000)              --         (545,831)
Interest expense                                    --           (7,436)              --           (8,299)         (45,676)
TOTAL OTHER INCOME (EXPENSE), NET                   --          155,567         (322,000)         192,355         (555,041)
                                          ------------     ------------     ------------     ------------     ------------

NET LOSS                                  $   (364,498)    $   (172,575)    $ (1,152,512)    $   (484,727)    $ (5,151,133)
                                          ============     ============     ============     ============     ============

Net loss per share - basic and diluted    $      (0.02)    $      (0.01)    $      (0.07)    $      (0.04)    $      (0.53)
                                          ============     ============     ============     ============     ============

Weighted average number of shares
   outstanding during the period -
   basic and diluted                        16,733,112       11,738,112       15,438,852       11,738,905        9,694,845
                                          ============     ============     ============     ============     ============

          See accompanying notes to consolidated financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                                        From
                                                                                                    September 20,
                                                                                                        2000
                                                                                                   (Inception) to
                                                                     Six Months Ended June 30,         June 30,
                                                                      2002              2001             2002
                                                                   ------------     ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $ (1,152,512)    $   (484,727)    $ (5,151,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based expenses                                                    697,270               (2)       3,162,700
Depreciation and amortization                                            39,255           90,919          117,331
Non-stock based impairment loss and other asset write-offs                   --               --           37,249
Non-stock based settlement loss                                              --               --           70,241
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                          --           (1,402)           1,125
Deposits                                                                     --             (250)              --
Due from officer                                                         (4,486)              --           (4,486)
Due from affiliate                                                         (607)              --             (607)
Increase (decrease) in:
Accounts payable                                                        273,193           29,560          589,748
Accrued expenses                                                             --           21,582               --
Note payable                                                             12,550               --           12,550
                                                                   ------------     ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                                  (135,337)        (344,320)      (1,165,282)
                                                                   ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                           --          (26,063)          (2,700)
Cash portion of asset purchase                                               --               --         (152,207)
                                                                   ------------     ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                                        --          (26,063)        (154,907)
                                                                   ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired in asset purchase                                              --               --            9,740
Loan proceeds                                                           151,000          225,362        1,158,612
Proceeds from exercise of warrants & options                                100               --          167,500
Repayment to former officer                                              (2,450)              --           (2,450)
Contributed capital                                                          --               --              100
Proceeds from sale of common stock                                           --          155,000               --
                                                                   ------------     ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               148,650          380,362        1,333,502
                                                                   ------------     ------------     ------------

Net Increase in Cash                                                     13,313            9,979           13,313

Cash and Cash Equivalents at Beginning of Period                             --           10,023               --
                                                                   ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $     13,313     $     20,002     $     13,313
                                                                   ============     ============     ============

          See accompanying notes to consolidated financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                  -------------
                                   (Unaudited)

NOTE 1 BASIS OF PRESENTATION
----------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim consolidated financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes of International Manufacturers Gateway, Inc. (See Note 3) for the years ending December 31, 2001 and 2000 included in the Company's Form 8-K/A.

NOTE 2  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------

     (A)  NATURE OF BUSINESS

     On January 21, 2002, (the "Recapitalization Date") Dtomi, Inc. (the "Company" or "Dtomi"), which was incorporated under the laws of Nevada on June 12, 1998 and had been inactive since that date, acquired certain assets and assumed certain liabilities of International Manufacturers Gateway, Inc. ("IMG") in exchange for 9,673,794 shares of the Company's common stock. As a result, IMG obtained an approximate 58% voting control in the Company. (See Note 3) IMG was incorporated under the laws of the State of Delaware on September 20, 2000 to be a successor company to American Manufacturers.com, Inc. ("AMC"). In December 2000, AMC reorganized by selling substantially all its assets and liabilities to IMG.

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

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                  -------------
                                   (Unaudited)

     Activities  during the development  stage include  fundraising  activities,
     development  of  proprietary   software  and   intellectual   property  and
     implementation of the business plan.

     (B)  NET LOSS PER COMMON SHARE

     Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The assumed exercise of common stock equivalents was not utilized since the effect was antidilutive. At June 30, 2002, there were options to purchase 1,578,779 shares of common stock outstanding, which may dilute future earnings per share.

NOTE 3 ASSET PURCHASE AND REORGANIZATION OF PREDECESSOR COMPANY
---------------------------------------------------------------

On January 21, 2002 (the "Recapitalization Date"), pursuant to an asset acquisition agreement, the Company purchased substantially all of the assets and certain liabilities of IMG, in exchange for 9,673,794 shares of the Company's common stock of which 1,285,656 shares were to be used to settle certain liabilities if IMG. Based on the 8,388,138 shares to be retained by IMG, IMG obtained an approximate 58% voting interest in the Company. As IMG obtained control of Dtomi, the transaction is accounted for as a recapitalization of IMG. Accordingly, the operations reflected in the accompanying consolidated financial statements represent the historical operations of IMG and the operations of Dtomi, Inc. from the Recapitalization Date. (See Note 5)

NOTE 4  NOTES AND LOANS PAYABLE AND ACCOUNTS PAYABLE
----------------------------------------------------

On the Recapitalization Date, the Company assumed $910,867 of loans and notes payable and $315,295 of accounts payable.

In May 2002, the $910,867 loan balance was settled for 1,191,511 common shares valued at $0.40 per shares based on the trading price of the common stock. No gain or loss was recognized.

On January 14, 2002, the Company executed a $15,000 note payable to a former officer. The note is due January 21, 2002 and accrues interest at an unstated rate. The note, which had a remaining balance of $12,550 at June 30, 2002 was in default and is secured by 100,000 common shares from the Company's treasury.

During the three months and six months ended June 30, 2002, the Company received $65,000 and $156,000, respectively of open advances from a stockholder.

NOTE 5  COMMITMENTS AND CONTINGENCIES
-------------------------------------

     (A)  LIABILITIES AND OTHER COMMITMENTS OF IMG NOT ASSUMED

     The Company has only assumed certain liabilities of IMG and has taken the position that as a separate and distinct entity from IMG, the Company is not responsible for unassumed liabilities.

     The following unaudited information provides an estimate of the liabilities of IMG, which were not assumed by the Company:

     Accounts payable                          $    397,068
     Accrued liabilities                            131,821
                                               ------------
                                               $    528,889
                                               ============

     IMG has been issued 200,000 common shares of Dtomi, Inc. to be used for potential settlement of the above liabilities not assumed (see Note 6(A)).

     In addition, IMG owes 2,500 shares (as restated for the exchange ratio) of common stock to a creditor as a default penalty on a note payable.

     IMG committed to grant options to purchase approximately 102,100 shares (as restated for the exchange ratio) of common stock during 2000 and 2001 under various agreements. As of June 30, 2002, these options have not been granted.

NOTE 6  STOCKHOLDERS' EQUITY (DEFICIENCY)
-----------------------------------------

     (A)  STOCK ISSUANCES

     In  January   2002,   pursuant  to  the   recapitalization,   the  original
     stockholders of Dtomi are deemed to have been issued 6,099,000 common shares of the Company. (See Note 3)

     In January 2002, the then President of the Company was granted 15,000 common shares for services rendered. The shares were valued at the trading price on the grant date resulting in a compensation expense of $28,350. At June 30, 2002, these shares have not yet been issued and are therefore reflected on the accompanying consolidated balance sheet as issuable.

     In May 2002, 1,191,511 new common shares were issued and 1,085,656 reserved common shares were transferred to creditors for $910,867 of loans, notes and accrued interest. The shares were valued at $0.40 per share based on the trading price on the settlement date resulting in no gain or loss.

     In May 2002, 598,676 common shares were issued to settle $293,470 in accounts payable. The shares were valued at $0.40 per share based on the trading price at the settlement date resulting in no gain or loss.

     In May 2002, 70,000 common shares were issued for services rendered resulting in a consulting expense of $42,000 based on the $0.60 per share trading price on the grant date.

     Pursuant to the acquisition agreement (See Note 3), 1,085,656 of the 1,285,656 common shares were recorded as common stock at par value, with an offsetting charge to additional paid-in capital since they were to be used to settle certain liabilities assumed by Dtomi (see above). At June 30, 2002 there were 200,000 reserved common shares accounted for as a settlement expense

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                  -------------
                                   (Unaudited)

     in the first quarter of fiscal 2002 at a fair market value of $1.61 per share on the recapitalization date resulting in an expense of $322,000.

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

     On January 28, 2002, pursuant to an employment agreement with the Company's current president, the Company granted options to purchase 1,578,779 shares of its common stock at an exercise price of $.01 per share. The Company valued the options under APB 25 at their intrinsic value of $1.39 per option or $2,195,424 to be recognized over the three year term of the agreement. During the three and six months ended June 30, 2002, the Company recognized $182,952 and $304,920 of compensation leaving $1,890,504 as deferred compensation at June 30, 2002.

     For consolidated financial statement disclosure purposes, the fair market value of the stock options granted to the president was estimated at $1.39 per option on the date of grant using the Black-Scholes Model in accordance with Statement No. 123 using the following assumptions: expected dividend yield 0%, risk-free interest rate of 3.03%, volatility 40% and expected term of two years. Accordingly, net loss would not have changed had the Company applied SFAS 123.

     (C)  PREFERRED STOCK

     The Company has authorized 25,000,000 shares of preferred stock. The rights and preferences of the preferred stock may be determined by the Board of Directors at its discretion.

NOTE 7  RELATED PARTIES
-----------------------

The Company has $278,079 due to its outside legal counsel firm. The principal of that firm is a director of the Company.

NOTE 8  GOING CONCERN
---------------------

As reflected in the accompanying consolidated financial statements, the Company has operating losses for the three months ended June 30, 2002 of $364,498, a deficit accumulated during the development stage of $5,151,133 at June 30, 2002, cash used in operations during the six months ended June 30, 2002 of

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                  -------------
                                   (Unaudited)

$135,337, a working capital deficit of $493,877 at June 30, 2002, is in default on a promissory note, and is a development stage company with no current revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues.

The Company has restructured its management and is seeking additional funding to implement its business plan. In addition, management is in negotiations with its remaining creditors to settle liabilities with common stock of the Company. Management believes that actions presently being taken allow the company the ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Certain statements in this registration statement, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) demographic changes; (6) government regulations; (7) required accounting changes; and (9) other factors over which the Company has little or no control.

References in this document to "Dtomi", "the Company", "we", "us," and "our" refer to Dtomi, Inc.

DTOMI MANUFACTURING DATABASE. Dtomi's core service is providing pertinent sales, marketing and sourcing information to both corporate and consumer clientele with particular specialization for the manufacturing industry. This is achieved by a patent pending database software engine that amalgamates government economic census data with a domestic manufacturing database of approximately 400,000 manufacturing firms rendering valuable information to the manufacturing industry for increasing market share and finding prospective clients. Additionally, Dtomi will utilize an outbound call center and state of the art CSM software for permission based lead generation programs. Dtomi also has several other a-la-carte revenue products and services that promulgate this data into profitable revenue for any manufacturing company.

The other services include the following:

     o LIST MANAGEMENT. Dtomi, Inc. has a nonexclusive marketing agreement relating to an Intranet/Extranet e-mail marketing and content management product application that allows users to store, grouped and categorized an unlimited number of email contacts so as to target select markets chosen by the users. With the List Management back-end tracking and reporting ability, the email activity is recorded to create evaluation reports that detail whether the email was discarded by the recipient, read by the recipient, forwarded by the recipient, to whom it was forwarded and the ultimate disposition of the email. This is of particular importance to assess the effectiveness of the campaign.

     o WEBSITE DESIGN, MANAGEMENT, LOGO DESIGN, MAINTAIN "LEAD GENERATION". Dtomi, Inc. has a nonexclusive marketing agreement relating to website design, management and hosting; technical management of a menu driven standard do-it-yourself website design for DTOMI, Inc. customers; technical expertise for custom logo design; intellectual technology necessary to manage and maintain database technology relating to "lead generation".

     o OPT-IN EMAIL DISTRIBUTION. Dtomi, Inc. has a marketing agreement relating to "test market emails" for new products and/or services. Dtomi, Inc. has the ability to supply to its customer "test market emails" for the sale of products not to exceed an aggregate of one million opt-in emails per calendar month. If the "test market emails" are successful, Dtomi, Inc. has the ability for further opt-in email distribution to advertise, promote, sell and distribute products and services to demographically defined opt-in email recipients. This service includes the capability to process all valid purchase orders including credit card and all other acceptable valid electronic payment.

     o HYPERLINK DTOMI, INC. TO THE INCORPORATE USA, INC. WEBSITE. Dtomi, Inc. has an agreement with Incorporate USA, Inc. whereby Incorporate USA will refer and recommend all of its new business clients to DTOMI, Inc. for website development, website hosting and logo design. In addition to traditional oral and written recommendations, Incorporate USA, Inc. will hyperlink DTOMI, Inc. to the Incorporate USA, Inc.
          website at the "website design" button and such other buttons as relate thereto.

Activities  during  the  development  stage  include   fundraising   activities,
development of proprietary software and intellectual property and implementation of the business plan.

The Company has incurred significant losses since inception, and as of June 30, 2002 had an accumulated deficit of approximately $5,151,133. The Company will continue to incur losses until revenue grows sufficiently to cover ongoing operating costs, including the costs of sales and marketing efforts. There can be no assurances that this will occur. The Company has made a significant investment in the development of the Company's website, purchase of domain name, branding, marketing, and maintaining operations.

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

RESULTS OF OPERATIONS
Despite effecting the asset acquisition agreement with International Manufacturers Gateway, Inc. (hereafter "IMG"), the Company had no revenues for the six months ended June 30, 2002, a decrease of 100% over revenue of $9,267 for the same period in the prior year, which were primarily attributable to advertising sales. The reduction in revenue for the first half of 2002 can be explained generally by the inability of the Company to develop its operations beyond the development stage, the downturn in the American economy and the erosion of the market for sales, marketing and sourcing information. More specifically, the Company has reduced its employee roster to four. John "JT" Thatch, the Company's President, is currently focused on sales, marketing and sourcing information.

The Company had no recorded cost of sales for the quarter ended June 30, 2002, a drop of 100% compared to costs of $200 for the same period in the prior year. This amount decreased in 2002 as a result of changes to the business, particularly as a result of fewer employees being focused on selling.

The Company had no sales and marketing expenses for the quarter ended June 30, 2002, a drop of 100% compared to sales and marketing expenses of $23,962 for the same period in the prior year. This amount decreased in 2002 as a result of changes to the business, particularly as a result of fewer employees being focused on selling.

General and administrative expenses decreased to $2,445 for the second quarter of 2002, a reduction of 97% over costs of $91,959 for the same period last year. General and administrative expenses declined from the prior year as a result of changes to the business in late 2001, including a relocation in the Company's offices and reorganization in management and lower executive payroll. Company management also made greater efforts to control operating costs in order to reduce administrative and other expenses. General and administrative expenses consist primarily of payroll costs for the Company's executive staff, accounting and administrative personnel, premises costs for the Company's office and other general corporate and office expenses.

In connection with the asset acquisition agreement with IMG in January 2002, the Company issued approximately 9,673,794 shares of common stock, 200,000 of which shares were issued to settle certain liabilities of IMG. A settlement loss of $322,000 was recognized in the first quarter of 2002 based on the fair market value of such 200,000 shares. This loss is not recurring in the 2002-second quarter.

The Company's Compensation expense increased from $52,832 for the three months ended June 30, 2001 as compared to $198,952 for the same period a year later, a 277% increase. This is primarily the result of a stock option grant to the current Company president valued at $182,952, see Note 6, Stockholders' Equity (Deficiency), (B) Stock Options included in the Notes to Consolidated Financial Statements which are a part of this report. The remaining $16,000 was cash compensation payments.

Professional fees increased to $51,110 for the second quarter of 2002, an increase of 100% over no such costs for the same period last year. These professional fees consist primarily of legal and accounting fees that were incurred as a result of fund raising efforts and audit requirements relating to the purchase of assets from IMG.

Net loss for the three months ended June 30, 2002 amounted to $364,498, a loss of $0.02 per share, compared to a loss of $172,575 or $0.01 per share for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES
The Company does not currently have an adequate source of reliable, long-term revenue to fund operations. As a result, Dtomi is reliant on outside sources of capital funding. There can be no assurances that the Company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there are no assurances that the Company will be able to secure adequate sources of new capital funding, whether it is in the form of share capital, debt, or other financing sources.

Dtomi has cash and cash equivalents of $13,313 and a working capital deficit of $493,877 and total assets of $261,793 at June 30, 2002. The Company continues to incur costs, but has not secured adequate new revenue to cover the costs.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS
We estimate our business needs require an additional $500,000 cash infusion to carry it through the next 12 months. In order to become profitable, we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. This would either be a registered offering of securities or a private placement. We have not made any decision on the possible structure of this offering. Further, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

If the financing is made available, over the next twelve months our plan of operation calls for continued focus on developing our operations by furthering our business plan that calls for implementing the operation of our core business, the Dtomi manufacturing database. The infrastructure is currently in place. The additional necessary financing would be utilized for call center salaries and daily operational expenses.

RISK RELATED TO THE COMPANY'S BUSINESS

HISTORY OF LARGE OPERATING LOSSES
Since inception, the Company has not had adequate revenue to support operations. The Company has significantly reduced ongoing operating expenses. However, there can be no assurance that the Company will achieve positive cash flow and operating profitability.

NEED FOR ADDITIONAL CAPITAL
The Company has recorded substantial operating losses and, as of June 30, 2002, has an accumulated deficit of approximately $5,151,133. The Company does not currently have adequate cash flow or existing revenue to provide operating capital until December 31, 2002. The Company is currently looking for new sources of revenue that it expects will help fund Dtomi's business for the remainder of fiscal 2002. There can be no assurances that this will be achieved.

Because we are a development stage company with no significant operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our plan of operations. We have no alternative plan of operations. In the event that we do not receive financing or our financing is inadequate or if we do not adequately implement an alternative plan of operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:

     o    Sell or dispose of our assets;
     o Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
     o If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
     o File a Certificate of Dissolution with the State of Nevada to dissolve our corporation and close our business;
     o Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission; and
     o Make the appropriate filings with the National Association of Security Dealers to affect a de-listing of our common stock, if, in fact, our common stock is trading on the Over-the-Counter Bulletin Board at that time.

SUCCESS DEPENDS ON KEY PERSONNEL; NO "KEY MAN" LIFE INSURANCE
Future performance depends on the continued service of John "JT" Thatch, the Company's President, and his ability to attract, train, and retain additional technical, marketing, customer support, and management personnel. The loss of Mr. Thatch could negatively impact the Company, and there is no "key man" life insurance in force at this time. Competition for qualified personnel is intense, and there can be no assurance that the Company will retain key employees, or attract and retain other needed personnel.

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

BASED UPON OUR CURRENT ASSETS WE WILL NOT HAVE THE ABILITY TO DISTRIBUTE ANY CASH TO OUR SHAREHOLDERS
If we have any liabilities that we are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7. Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us. If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our shareholders. If we fail to file for bankruptcy under Chapter 7 or Chapter 11 and we have creditors, such creditors may institute proceedings against us seeking forfeiture of our assets, if any. We do not know and cannot determine which, if any, of these actions we will be forced to take.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 25, 2002, Dtomi, Inc., a Nevada corporation (the "Company") issued an aggregate of 330,440 shares of common stock to an aggregate of 7 purchasers pursuant to that certain Asset Purchase Agreement (the "APA") dated January 14, 2002, and effected January 21, 2002, by and between the Company and International Manufacturers Gateway, Inc., a Delaware corporation ("IMG"). The Company issued the 330,440 shares in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

On May 7, 2002 the Company issued 190,193 shares of common stock to The Otto Law Group, PLLC ("TOLG"), in connection with the APA. TOLG bills the Company on an hourly basis for certain legal services to the Company. David M. Otto, a member of and the 100% beneficial holder of securities of TOLG, is Chairman of the Board of Directors of the Company. The Company issued the 190,193 shares to TOLG in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

On May 16, 2002 the Company an aggregate of 2,828,204 shares of common stock to an aggregate of 11 purchasers in consideration for the cancellation of an aggregate of $1,131,282 debt owed by the Company to the 11 purchasers. Each purchaser cancelled $0.40 of debt in exchange for each share of common stock issued by the Company to such purchaser. The Company issued the 2,828,204 shares to the 11 purchasers in reliance on the exemption from registration afforded by
Section 4(2) of the Securities Act.

On May 16, 2002, the Company issued 8,115,144 shares of common stock to International Manufacturers Gateway, Inc., a Delaware corporation, in connection with the APA. The Company issued the 8,115,144 shares to IMG in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

On May 24, 2002, the Company issued 20,000 shares of common stock to HM Investors, LLC, pursuant to that certain nonexclusive Contract (Marketing Agreement) by and between the Company and Bayshore Solutions. The Company issued the 20,000 shares to Bayshore Solutions in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

On May 24, 2002, the Company issued 50,000 shares of common stock to James Martin, pursuant to that certain nonexclusive Contract (Intellectual Technology Agreement) by and between the Company and Citynet, LLC ("Citynet"). The Company issued the 50,000 shares to Citynet in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

All exhibits included in this report are incorporated by reference. See the Exhibit List below for all such exhibits.

(b)  Reports on Form 8-K

     (1) On April 5, 2002, the Company filed an amended Current Report on Form 8-K/A, amending the Current Report on Form 8-K filed on January 29, 2002, disclosing under Item 1, a change in control of the Company as a result of the APA, and under Items 2 and 5, the transactions contemplated by the APA, the consequences thereof, and under Item 7 certain financial statements filed in connection with the APA.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Dtomi, Inc.
                                             (Name of Registrant)

Date:  August 14, 2002                  By:  /s/ John "JT" Thatch
                                             -----------------------------------
                                             Name:  John "JT" Thatch
                                             Title:  Chief Executive Officer,
                                             President, Secretary and Treasurer

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

10.3 Agreement and Plan of Merger, dated October 24, 2001, by and among the Copper Valley Minerals Ltd., International Manufacturers Gateway, Inc. and Dtomi Acquisition Corp. (incorporated by reference to the Company's Current Report on Form 8-K filed on November 7, 2001)

10.4 Stock Purchase Agreement, dated September 24, 2001, by and among J. Stephen Barley, Sarah Dankert, Michael Schliman, Zaida Torres and Copper Valley Minerals Ltd. (incorporated by reference to the Company's Current Report on Form 8-K filed on October 11, 2001)

10.5 Employment Agreement, dated January 28, 2002, by and between the Company and John "JT" Thatch (incorporated by reference to the Company's Current Report on Form 8-K filed on October 11, 2001)

99.1 Certification of Financial Statements by Chief Executive Officer, President, Secretary and Treasurer of Dtomi, Inc. as Required by
         Section 906 of Sarbanes-Oxley Act of 2002.