Form 10QSB/A
period 2002-03-31
DTOMI INC
filed 2002-09-25
CIK 1083721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                   (MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                      INDEX

PART I - FINANCIAL INFORMATION.............................................
   ITEM 1.  Financial Statements...........................................
      CONSOLIDATED BALANCE SHEET...........................................
      CONSOLIDATED STATEMENTS OF OPERATIONS................................
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY......................
      CONSOLIDATED STATEMENTS OF CASH FLOWS................................
   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................
   PART II - OTHER INFORMATION.............................................
   ITEM 1.  Legal Proceedings..............................................
   ITEM 2.  Changes in Securities and Use of Proceeds......................
   ITEM 3.  Defaults Upon Senior Securities................................
   ITEM 4.  Submission of Matters to a Vote of Security Holders............
   ITEM 5.  Other Information..............................................
   ITEM 6.  Exhibits and Reports on Form 8-K...............................
SIGNATURES.................................................................

                         PART I - FINANCIAL INFORMATION

                                  DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                 --------------
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                                     Restated
                                                                     (Note 9)
                                                                    -----------
CURRENT ASSETS
Cash                                                                $     9,548
                                                                    -----------
TOTAL CURRENT ASSETS                                                      9,548
                                                                    -----------

PROPERTY AND EQUIPMENT, NET                                             282,642
                                                                    -----------

TOTAL ASSETS                                                        $   292,190
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
Notes and loans payable                                             $   908,345
Notes and loans payable to related parties                               88,522
Accounts payable                                                        259,470
Accounts payable to related party                                       297,134
                                                                    -----------
TOTAL CURRENT LIABILITIES                                             1,553,471
                                                                    -----------

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
   None shares issued and outstanding                                        --
Common stock, $0.001 par value, 100,000,000 shares authorized,
   15,772,794 shares issued and outstanding                              15,773
Common stock issuable (15,000 shares at par value)                           15
Additional paid-in capital                                            4,903,226
Deficit accumulated during development stage                         (6,180,295)
                                                                    -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                       (1,261,281)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $   292,190
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                                                From September 20,
                                                  Three Months Ended March 31,         2000
                                                 -----------------------------    (Inception) to
                                                     2002             2001        March 31, 2002
                                                 ------------     ------------     ------------
                                                   Restated                          Restated
                                                   (Note 9)                          (Note 9)
                                                 ------------                      ------------
REVENUES                                         $         --     $     10,166     $     11,837
Cost of sales                                              --             (198)            (213)
                                                 ------------     ------------     ------------
GROSS PROFIT                                               --            9,968           11,624
                                                 ------------     ------------     ------------

OPERATING EXPENSES
Compensation                                        1,578,978           46,283        3,448,865
Consulting                                             12,475           68,992        1,118,458
Depreciation and amortization                              --           26,053           78,076
General and administrative                             22,946          157,285          319,329
Professional fees                                     240,139               --          472,812
Rent                                                    5,136            7,632           35,664
Impairment loss                                            --               --           88,010
Sales, marketing and advertising                           --           51,762           75,664
                                                 ------------     ------------     ------------
TOTAL OPERATING EXPENSES                            1,859,674          358,007        5,636,878
                                                 ------------     ------------     ------------

Loss from Operations                               (1,859,674)        (348,039)      (5,625,254)
                                                 ------------     ------------     ------------

OTHER INCOME (EXPENSE)
Other income                                               --           36,750           36,466
Settlement loss expense                              (322,000)              --         (545,831)
Interest expense                                           --             (863)         (45,676)
                                                 ------------     ------------     ------------
TOTAL OTHER EXPENSE, NET                             (322,000)          35,887         (555,041)
                                                 ------------     ------------     ------------

NET LOSS                                         $ (2,181,674)    $   (312,152)    $ (6,180,295)
                                                 ============     ============     ============

Net loss per share - basic and diluted           $      (0.16)    $      (0.03)    $      (0.72)
                                                 ============     ============     ============

Weighted average number of shares outstanding
  during the period - basic and diluted            14,062,374       11,738,905        8,556,879
                                                 ============     ============     ============

          See accompanying notes to consolidated financial statements.

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                   From September 20,
                                                     Three Months Ended March 31,         2000
                                                    -----------------------------    (Inception) to
                                                        2002             2001        March 31, 2002
                                                    ------------     ------------     ------------
                                                      Restated                          Restated
                                                      (Note 9)                          (Note 9)
                                                    ------------                      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $ (2,181,674)    $   (312,152)    $ (6,180,295)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Stock based expenses                                   1,865,978               --        4,331,408
Bad debt                                                      --               --            1,125
Depreciation                                                  --           26,053           78,076
Impairment loss and other asset write-offs                    --               --           37,249
Settlement loss                                               --               --           70,241
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable                                           --           (1,402)              --
Increase (decrease) in:
Accounts payable                                         224,144           96,743          540,699
Accrued expenses                                              --            9,230               --
Note payable                                              15,000               --           15,000
                                                    ------------     ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                    (76,552)        (181,528)      (1,106,497)
                                                    ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                            --               --           (2,700)
Cash portion of asset purchase                                --               --         (152,207)
Deposit                                                       --           (6,994)              --
                                                    ------------     ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                         --           (6,994)        (154,907)
                                                    ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired in asset purchase                               --               --            9,740
Proceeds from loans and notes payable                     86,000           59,100        1,093,612
Equity proceeds                                              100          155,000          167,600
                                                    ------------     ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 86,100          214,100        1,270,952
                                                    ------------     ------------     ------------

Net Increase (Decrease) in Cash                            9,548           25,578            9,548

Cash and Cash Equivalents at Beginning of Period              --           10,023               --
                                                    ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $      9,548     $     35,601     $      9,548
                                                    ============     ============     ============

          See accompanying notes to consolidated financial statements.

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------
                                   (Unaudited)

NOTE 1 BASIS OF PRESENTATION
----------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations.

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

NOTE 2 NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------------------

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

     The Company provides pertinent sales, marketing and sourcing information to both corporate and consumer clientele with particular specialization for the manufacturing industry. This is achieved by a patent pending algorithm that amalgamates government economic census data with a domestic manufacturing database of approximately 400,000 manufacturing firms rendering valuable information to the manufacturing industry for increasing market share and finding prospective clients. Additionally, Dtomi utilizes an outbound call center and state of the art CSM software for permission based lead generation programs. Dtomi also has several other a- la- carte revenue products and services that promulgates this data into profitable revenue for any manufacturing company.

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------
                                   (Unaudited)

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

NOTE 3 ASSET PURCHASE AND REORGANIZATION OF PREDECESSOR COMPANY
---------------------------------------------------------------

On January 21, 2002 (the "Recapitalization Date"), pursuant to an asset acquisition agreement, the Company purchased substantially all of the assets and certain liabilities of IMG, in exchange for 9,673,794 shares of the Company's common stock of which 1,285,656 shares were to be used to settle certain liabilities if IMG. Based on the 8,388,138 shares to be retained by IMG, IMG obtained an approximate 58% voting interest in the Company. As IMG obtained control of Dtomi, the transaction is accounted for as a recapitalization of IMG. Accordingly, the operations reflected in the accompanying financial statements represent the historical operations of IMG and the operations of Dtomi, Inc. from the Recapitalization Date. The assets and liabilities reflected in the accompanying consolidated financial statements at March 31, 2002 represent the assets acquired and liabilities assumed from IMG at historical cost and the assets and liabilities of Dtomi at historical cost. (See Note 5)

NOTE 4 NOTES AND LOANS PAYABLE AND ACCOUNTS PAYABLE
---------------------------------------------------

On the Recapitalization Date, the Company assumed $910,867 of loans and notes payable and $315,295 of accounts payable.

In September 2001, the Board of Directors of IMG authorized and offered loan and note creditors a conversion to common stock of Dtomi, at $0.40 per share. Certain creditors have verbally accepted the offer; however, as of March 31, 2002 the conversion has not taken place.

On January 14, 2002, the Company executed a $15,000 note payable to a former officer. The note is due January 21, 2002 and accrues interest at an unstated rate. The note, which was in default as of March 31, 2001, is secured by 100,000 common shares from the Company's treasury.

During the three months ended March 31, 2001, the Company received $86,000 of open advances from a stockholder.

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------
                                   (Unaudited)

NOTE 5 COMMITMENTS AND CONTINGENCIES
------------------------------------

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
                                     ============

     IMG has been issued 200,000 common shares of Dtomi to be used for potential settlement of the above liabilities not assumed (see Note 6(A)).

     In addition, IMG owes 2,500 shares (as restated for the exchange ratio) of common stock to a creditor as a default penalty on a note payable.

     IMG committed to grant options to purchase approximately 102,100 shares (as restated for the exchange ratio) of common stock during 2000 and 2001 under various agreements. As of March 31, 2002, these options have not been granted.

NOTE 6 STOCKHOLDERS' EQUITY (DEFICIENCY)
----------------------------------------

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

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------
                                   (Unaudited)

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

     Pursuant to a three-year employment agreement with the Company's president, the Company grants options to the Company's president to purchase 10% of its outstanding common stock at any time at an exercise price of $.01 per share. Each option grant vests immediately, however, under the terms of the employment agreement options may have to be surrendered if outstanding common stock is reduced under certain circumstances. Accordingly, due to the variability in the quantity of the option that may be ultimately granted under the employment agreement, the options are accounted for using variable accounting in accordance with APB 25 and related interpretations. Variable accounting requires the Company to estimate the compensation expense at each consolidated balance sheet date based on the option value and quantity granted at that date. Accordingly, $1,515,628 was recorded as compensation expense for the three months ended March 31, 2002 based on 1,578,779 options granted and using an intrinsic value of $0.96 per option at March 31, 2002.

     (C)  PREFERRED STOCK

     The Company has authorized 25,000,000 shares of preferred stock. The rights and preferences of the preferred stock may be determined by the Board of Directors at its discretion.

NOTE 7 RELATED PARTIES
----------------------

The Company had notes and loans payable to principal stockholders and parties related to those principal stockholders, which aggregated $88,522 as of March 31, 2002.

The Company has $297,134 due to its outside legal counsel firm. The principal of that firm is a director of the Company.

NOTE 8 GOING CONCERN
--------------------

As reflected in the accompanying consolidated financial statements, the Company has operating losses since inception of $6,180,295, a deficit accumulated during the development stage of $6,180,295 at March 31, 2002, cash used in operations during the three months ended March 31, 2002 of $76,552, a working capital deficit of $1,543,923 at March 31, 2002, is in default on certain promissory notes, and is a development stage company with no current revenues. The ability of the Company to continue as a

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------
                                   (Unaudited)

going  concern is dependent on the  Company's  ability to further  implement its
business  plan,  raise  capital,   and  generate   revenues.

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

NOTE 9 RESTATEMENT
------------------

Subsequent to the filing of the Company's Form 10-QSB for the quarter ended March 31, 2002, Management determined that the common stock options granted to the Company's president were accounted for as fixed options but should have been accounted for as variable options pursuant to APB 25 and related interpretations. The revision of this item in March 31, 2002 consolidated financial statements has the effect of increasing net loss for the three months ended March 31, 2002 by $1,393,660 or $0.10 per share and increasing net loss for the period from September 20, 2000 (inception) to March 31, 2002 by $1,393,660 or $0.16 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Certain statements in this Quarterly Report on Form 10-QSB/A, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) competition; (5) demographic changes; (6) government regulations; (7) required accounting changes; and (9) other factors over which the Company has little or no control.

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

The Company has incurred significant losses since inception, and as of March 31, 2002 had an accumulated deficit of approximately $6,180,295. The Company will continue to incur losses until revenue grows sufficiently to cover ongoing operating costs, including the costs of sales and marketing efforts. There can be no assurances that this will occur. The Company has made a significant investment in the development of the Company's website, purchase of domain name, branding, marketing, and maintaining operations.

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

The Company had no recorded revenues and cost of sales for the quarter ended March 31, 2002, a contrast to the $10,166 revenues and $198 cost of sales for the same period in the prior year. This lack of revenue is the result of the company relocating to Safety Harbor, Florida and restructuring its overall business plan. During this first quarter of 2002, the Company was in the process of building its client base and developing its software programs.

The Company had no sales and marketing expenses for the quarter ended March 31, 2002, a drop of 100% compared to sales and marketing expenses of $51,762 for the same period in the prior year. This amount decreased in 2002 as a result of changes to the business, particularly as a result of fewer employees being focused on selling.

General and administrative expenses decreased to $22,946 for the first quarter of 2002, a reduction of 86% over costs of $157,285 for the same period last year. The General and administrative expenses decline from the prior year is a result of changes to the business in late 2001, including a relocation in the Company's offices and reorganization in management and lower executive payroll. Company management also made greater efforts to control operating costs in order to reduce administrative and other expenses. General and administrative expenses consist primarily of payroll costs for the Company's executive staff, accounting and administrative personnel, premises costs for the Company's office and other general corporate and office expenses.

In connection with the asset acquisition agreement with IMG, the Company issued approximately 9,673,794 shares of common stock, 200,000 of which shares were issued to settle certain liabilities of IMG. A settlement loss of $322,000 was recognized based on the fair market value of such 200,000 shares.

The Company's compensation expenses for the first quarter of 2002 was $1,578,978, an increase of $1,532,695, over $46,283 for the same period last year. Compensation in this quarter consisted of: (i) $28,350 of compensation based on issuance of shares of common stock for services rendered (see Note 6, Stockholders' Equity (Deficiency), (A) Stock Issuances included in the Notes to Consolidated Financial Statements which are a part of this report), (ii) $1,515,628 of compensation based on issuance of options to purchase common stock (See Note 6, Stockholders' Equity (Deficiency), (B) Stock Options included in the Notes to Consolidated Financial Statements which are a part of this report.), (iii) $15,000 in the form of a promissory note payable to a former executive of the Company, and (iv) $20,000 cash.

Professional fees increased to $240,139 for the first quarter of 2002, an increase of 100% over no such costs for the same period last year. Professional fees consist primarily of legal and accounting fees.

Net loss for the three months ended March 31, 2002 amounted to $2,181,674, a loss of $0.16 per share, compared to a loss of $312,152 or $0.03 per share for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company does not currently have an adequate source of reliable, long-term revenue to fund operations. As a result, Dtomi is reliant on outside sources of capital funding. There can be no assurances that the Company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there are no assurances that the Company will be able to secure adequate sources of new capital funding, whether it is in the form of share capital, debt or other financing sources.

Dtomi had cash and cash equivalents of $9,548 and cumulative operating losses from inception of $6,180,295 at March 31, 2002, cash used in operations during the three months ended March 31, 2002 of $76,552 and a working capital deficit of $1,543,923 at March 31, 2002. This compares to no cash and cash equivalents and a working capital deficit of $1,628,957 at December 31, 2001. The Company continues to incur costs, but did not secure adequate new revenue to cover the costs.

RISK RELATED TO THE COMPANY'S BUSINESS

                           NEED FOR ADDITIONAL CAPITAL

The Company has recorded substantial operating losses and, as of March 31, 2002, has an accumulated deficit of approximately $6,180,295. The Company does not currently have adequate cash flow or existing revenue to provide operating capital until December 31, 2002. The Company is currently looking for new sources of revenue that it expects will help fund Dtomi's business for the remainder of fiscal 2002. There can be no assurances that this will be achieved.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 28, 2002, the board of directors authorized the issuance of options (the "Stock Options") to purchase 1,578,779 shares of the common stock of Dtomi, Inc., a Nevada corporation (the "Company") to John "JT" Thatch as compensation for his services as Chief Executive Officer, President and Treasurer of the Company. The Company relied on the exemption from registration provided by Rule 506 of Regulation D, promulgated pursuant to the Securities Act of 1933, as amended, in issuing the Stock Options. The Stock Options are exercisable at $0.01 per share and vest immediately upon the execution of that certain Employment Agreement, dated January 28, 2002, by and between the Company and Mr. Thatch. See Note 6, Stockholders' Equity (Deficiency), (B) Stock Options included in the Notes to Consolidated Financial Statements which are a part of this report.),

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On January 21, 2002, the Company effected that certain Asset Purchase Agreement (the "Asset Purchase Agreement"), entered into on January 14, 2002, as amended, by and between the Company and International Manufacturers Gateway, Inc., a Delaware corporation ("IMG"), pursuant to which the Company purchased certain of IMG's assets, consisting principally of business information and materials, software, domain names, customers, customer lists, databases and patent-pending technology in exchange for 9,673,794 shares of common stock of the Company. The Asset Purchase Agreement, the transactions contemplated thereby and the consequences thereof are further described as reported in the Company's Current Report on Form 8-K (File No. 000-27277) filed with the Commission on January 29, 2002, which report was amended on Form 8-K/A filed with the Commission on April 5, 2002. See Note 3, Asset Purchase and Reorganization of Predecessor Company included in the Notes to Consolidated Financial Statements which are a part of this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


All exhibits included in this report are incorporated by reference. See the Exhibit List below for all such Exhibits

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

                                        Dtomi, Inc.
                                        (Name of Registrant)


Date:  September ___, 2002              By: /s/ John "JT" Thatch
                                            -------------------------------
                                        Name:  John "JT" Thatch
                                        Title:  Chief Executive Officer,
                                                President and Treasurer

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