Form 10QSB/A
period 2002-06-30
DTOMI INC
filed 2002-09-25
CIK 1083721

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

                                      INDEX



PART I - FINANCIAL INFORMATION............................................
   ITEM 1.  Financial Statements..........................................
      CONSOLIDATED BALANCE SHEET..........................................
      CONSOLIDATED STATEMENTS OF OPERATIONS...............................
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY.....................
      CONSOLIDATED STATEMENTS OF CASH FLOWS...............................
   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................
   PART II - OTHER INFORMATION............................................
   ITEM 1.  Legal Proceedings.............................................
   ITEM 2.  Changes in Securities and Use of Proceeds.....................
   ITEM 3.  Defaults Upon Senior Securities...............................
   ITEM 4.  Submission of Matters to a Vote of Security Holders...........
   ITEM 5.  Other Information.............................................
   ITEM 6.  Exhibits and Reports on Form 8-K..............................
SIGNATURES................................................................

                         PART I - FINANCIAL INFORMATION

                                   Dtomi, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                  -------------
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                                     Restated
                                                                     (Note 9)
                                                                   ------------
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
                                                                   ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
Notes and loans payable                                            $    163,550
Accounts payable                                                         70,654
Accounts payable to related party                                       278,079
                                                                   ------------
TOTAL CURRENT LIABILITIES                                               512,283
                                                                   ------------

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
   None shares issued and outstanding                                      --
Common stock, $0.001 par value, 100,000,000 shares authorized,
   17,632,981 shares issued and outstanding                              17,633
Common stock issuable (15,000 shares at par value)                           15
Additional paid-in capital                                            4,966,001
Deficit accumulated during development stage                         (5,234,139)
                                                                   ------------

TOTAL STOCKHOLDERS' DEFICIENCY                                         (250,490)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $    261,793
                                                                   ============

           See accompanying notes to consolidated financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                       From
                                                                                                                September 20, 2000
                                                    Three Months Ended June 30,      Six Months Ended June 30,    (Inception) to
                                                        2002            2001            2002            2001       June 30, 2002
                                                    ------------    ------------    ------------    ------------    ------------
                                                      Restated                        Restated                        Restated
                                                      (Note 9)                        (Note 9)                        (Note 9)
                                                    ------------                    ------------                    ------------
REVENUES                                            $         --    $         --    $         --    $      9,267    $     11,837
Cost of sales                                                 --              --              --            (200)           (213)
                                                    ------------    ------------    ------------    ------------    ------------
GROSS PROFIT                                                  --              --              --           9,067          11,624
                                                    ------------    ------------    ------------    ------------    ------------

OPERATING EXPENSES
Compensation                                          (1,111,702)         52,832         467,276          99,115       2,337,163
Consulting                                                65,600         109,600          78,075         178,592       1,184,058
Depreciation and amortization                             39,255          42,157          39,255          90,919         117,331
General and administrative                                 2,445          91,959          25,391         226,535         321,774
Professional fees                                         51,110              --         291,249              --         523,922
Rent                                                       7,136           7,632          12,272          15,264          42,800
Impairment loss                                               --              --              --              --          88,010
Sales, marketing and advertising                              --          23,962              --          75,724          75,664
                                                    ------------    ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                                (946,156)        328,142         913,518         686,149       4,690,722
                                                    ------------    ------------    ------------    ------------    ------------

Loss from Operations                                     946,156        (328,142)       (913,518)       (677,082)     (4,679,098)
                                                    ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
Other income                                                  --         163,003              --         200,654          36,466
Settlement loss                                               --              --        (322,000)             --        (545,831)
Interest expense                                              --          (7,436)             --          (8,299)        (45,676)
                                                    ------------    ------------    ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE), NET                             --         155,567        (322,000)        192,355        (555,041)
                                                    ------------    ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                   $    946,156    $   (172,575)   $ (1,235,518)   $   (484,727)   $ (5,234,139)
                                                    ============    ============    ============    ============    ============

Net loss per share - basic and diluted              $       0.06    $      (0.01)   $      (0.08)   $      (0.04)   $      (0.54)
                                                    ============    ============    ============    ============    ============

Weighted average number of shares outstanding
  during the period - basic and diluted               16,733,112      11,738,112      15,438,852      11,738,905       9,694,845
                                                    ============    ============    ============    ============    ============

           See accompanying notes to consolidated financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                From
                                                                                         September 20, 2000
                                                              Six Months Ended June 30,    (Inception) to
                                                                 2002            2001       June 30, 2002
                                                             ------------    ------------    ------------
                                                               Restated                        Restated
                                                               (Note 9)                        (Note 9)
                                                             ------------                    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $ (1,235,518)   $   (484,727)   $ (5,234,139)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Stock based expenses                                              780,276              (2)      3,245,706
Depreciation and amortization                                      39,255          90,919         117,331
Non-stock based impairment loss and other asset write-offs             --              --          37,249
Non-stock based settlement loss                                        --              --          70,241
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                    --          (1,402)          1,125
Deposits                                                               --            (250)             --
Due from officer                                                   (4,486)             --          (4,486)
Due from affiliate                                                   (607)             --            (607)
Increase (decrease) in:
Accounts payable                                                  273,193          29,560         589,748
Accrued expenses                                                       --          21,582              --
Note payable                                                       12,550              --          12,550
                                                             ------------    ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                            (135,337)       (344,320)     (1,165,282)
                                                             ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                     --         (26,063)         (2,700)
Cash portion of asset purchase                                         --              --        (152,207)
                                                             ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                  --         (26,063)       (154,907)
                                                             ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired in asset purchase                                        --              --           9,740
Loan proceeds                                                     151,000         225,362       1,158,612
Proceeds from exercise of warrants & options                          100              --         167,500
Repayment to former officer                                        (2,450)             --          (2,450)
Contributed capital                                                    --              --             100
Proceeds from sale of common stock                                     --         155,000              --
                                                             ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         148,650         380,362       1,333,502
                                                             ------------    ------------    ------------

Net Increase in Cash                                               13,313           9,979          13,313

Cash and Cash Equivalents at Beginning of Period                       --          10,023              --
                                                             ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $     13,313    $     20,002    $     13,313
                                                             ============    ============    ============

           See accompanying notes to consolidated financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

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

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

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

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

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

     Pursuant to the acquisition agreement (See Note 3), 1,085,656 of the 1,285,656 common shares were recorded as common stock at par value, with an offsetting charge to additional paid-in capital since they were to be used to settle certain liabilities assumed by Dtomi (see above). At June 30, 2002 there were 200,000 reserved common shares accounted for as a settlement expense in the first quarter of fiscal 2002 at a fair market value of $1.61 per share on the recapitalization date resulting in an expense of $322,000.

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

     (B)  STOCK OPTIONS

     Officers, employees, consultants, and directors of the Company are awarded options periodically for the purchase of common stock of the Company under the Company's Non-Qualified Stock Option and Restricted Stock Plan (the "Plan") that was effective September 15, 2000. The options, which typically expire ten years from the grant date but may expire earlier as determined by the compensation committee of the Board of Directors, vest as determined by the compensation committee of the Board of Directors. Upon termination of employment, for any reason other than death, disability, or retirement, all rights to exercise options shall terminate 90 days after the date of employment termination. The aggregate numbers of shares subject to options granted or restricted stock offered under the plan may not exceed 25% of the outstanding shares of stock of the Company.

     During the three months ended June 30, 2002, the Company granted 184,519 additional options pursuant to the employment agreement with its President. Under the variable stock option accounting method the Company recognized compensation expense of $40,594 for the additional 184,519 options granted based on a $0.22 per option intrinsic value at June 30, 2002 and reversed $1,168,296 of compensation expense previously recognized relating to the previous 1,578,779 options issued based on the $0.22 per option intrinsic value at June 30, 2002.

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

NOTE 8 GOING CONCERN
--------------------

As reflected in the accompanying consolidated financial statements, the Company has a deficit accumulated during the development stage of $5,234,139 at June 30, 2002, a net loss of $1,235,518 for the six months ended June 30, 2002, cash used in operations during the six months ended June 30, 2002 of $135,337, a working capital deficit of $493,877 at June 30, 2002, is in default on a promissory note, and is a development stage company with no current revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues.

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

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

NOTE 9 RESTATEMENT
------------------

Subsequent to the filing of the Company's Form 10-QSB for the quarter ended June 30, 2002, Management determined that the common stock options granted to the Company's president were accounted for as fixed options but should have been accounted for as variable options pursuant to APB 25 and related interpretations. The revisions of this item in the June 30, 2002 consolidated financial statements has the effect of decreasing the net loss in the three months ended June 30, 2002 by $1,310,654 or $0.04 per share, and increasing net loss in the six months ended June 30, 2002 and for the period from September 20, 2000 (inception) to June 30, 2002 by $83,006 or $0.01 per share.

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

     o INTRANET/EXTRANET. The Intranet/Extranet application allows for deployment and functionality for small to mid-sized business. This online tool is designed to provide enhanced inter-office communications, operations and overall office productivity for individuals, departments, businesses and organizations with single and multiple locations. The application is designed with a user-friendly interface that should allow employees to begin using the system with little or no assistance. The Intranet/Extranet application allows end-user/client protected access to privileged client data via password protected Intranet within a single office network or extranet via the World Wide Web.

Activities  during  the  development  stage  include   fundraising   activities,
development of proprietary software and intellectual property and implementation of the business plan.

The Company has incurred significant losses since inception, and as of June 30, 2002 had an accumulated deficit of approximately $5,234,139. The Company will continue to incur losses until revenue grows sufficiently to cover ongoing operating costs, including the costs of sales and marketing efforts. There can be no assurances that this will occur. The Company has made a significant investment in the development of the Company's website, purchase of domain name, branding, marketing, and maintaining operations.

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

The Company had no sales and marketing expenses for the quarter ended June 30, 2002, a drop of 100% compared to sales and marketing expenses of $23,962 for the same period in the prior year. This amount decreased in 2002 as a result of changes to the business, particularly as a result of fewer employees being focused on selling and the Company restructuring its business plan.

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

The Company's Compensation expense decreased from $52,832 for the three months ended June 30, 2001 as compared to ($1,111,702) for the same period a year later. This is primarily the result of a stock option grant to the current Company president. During the three months ended June 30, 2002, the Company granted 184,519 additional options pursuant to the employment agreement with its President. Under the variable stock option accounting method the Company recognized compensation expense of $40,594 for the additional 184,519 options granted based on a $0.22 per option intrinsic value at June 30, 2002 and reversed $1,168,296 of compensation expense previously recognized relating to the previous 1,578,779 options issued based on the $0.22 per option intrinsic value at June 30, 2002. The remaining $16,000 was cash compensation payments.

Professional fees increased to $51,110 for the second quarter of 2002, an increase of 100% over no such costs for the same period last year. These professional fees consist primarily of legal and accounting fees that were incurred as a result of fund raising efforts and audit requirements relating to the purchase of assets from IMG.

Net income for the three months ended June 30, 2002 amounted to $946,156, or $0.06 per share, compared to a loss of $172,575 or $0.01 per share for the same period in 2001. This "gain" is a function of the Compensation that is calculated under the variable stock option accounting method, see Note 6, Stockholders' Equity (Deficiency), (B) Stock Options included in the Notes to Consolidated Financial Statements which are a part of this report.

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

NEED FOR ADDITIONAL CAPITAL
The Company has recorded substantial operating losses and, as of June 30, 2002, has an accumulated deficit of approximately $5,234,139. The Company does not currently have adequate cash flow or existing revenue to provide operating capital until December 31, 2002. The Company is currently looking for new sources of revenue that it expects will help fund Dtomi's business for the remainder of fiscal 2002. There can be no assurances that this will be achieved.

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

                                        Dtomi, Inc.
                                        (Name of Registrant)


Date:  September ___, 2002              By: /s/ John "JT" Thatch
                                            --------------------------
                                        Name:  John "JT" Thatch
                                        Title:  Chief Executive Officer,
                                                President