Form 10QSB
period 2002-09-30
DTOMI INC
filed 2002-11-14
CIK 1083721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2002

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

As of September 30, 2002 there were 18,232,981 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):  [_] Yes [X] No

                                   DTOMI, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2002

                                      INDEX

PART I - FINANCIAL INFORMATION ......................................
     ITEM 1.   Financial Statements .................................
      CONSOLIDATED BALANCE SHEET ....................................
      CONSOLIDATED STATEMENTS OF OPERATIONS .........................
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY ...............
      CONSOLIDATED STATEMENTS OF CASH FLOWS .........................
     ITEM 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .............
PART II - OTHER INFORMATION .........................................
     ITEM 1.   Legal Proceedings ....................................
     ITEM 2.   Changes in Securities and Use of Proceeds ............
     ITEM 3.   Defaults Upon Senior Securities ......................
     ITEM 4.   Submission of Matters to a Vote of Security Holders ..
     ITEM 5.   Other Information ....................................
     ITEM 6.   Exhibits and Reports on Form 8-K .....................
SIGNATURES ..........................................................

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                   Dtomi, Inc.
                          (A Development Stage Company)

                                    Contents
                                    --------

                                                                            Page
                                                                            ----
Consolidated Balance Sheet                                                   1

Consolidated Statements of Operations                                        2

Consolidated Statements of Cash Flows                                        3

Notes to Consolidated Financial Statements                                 4 - 9

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                               ------------------
                                   (Unaudited)

                                     ASSETS
                                     ------
CURRENT ASSETS
Cash                                                                 $       16
Due from affiliate                                                          607
                                                                     ----------
TOTAL CURRENT ASSETS                                                        623
                                                                     ----------

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $62,809      219,833
                                                                     ----------

TOTAL ASSETS                                                         $  220,456
                                                                     ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
Notes and loans payable                                              $  260,550
Accounts payable                                                         85,933
Accrued compensation, officer                                            16,207
Accounts payable to related party                                       251,550
                                                                     ----------
TOTAL CURRENT LIABILITIES                                               614,240
                                                                     ----------

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
   None shares issued and outstanding                                        --
Common stock, $0.001 par value, 100,000,000 shares authorized,
   18,232,981 shares issued and outstanding                              18,233
Common stock issuable (15,000 shares at par value)                           15
Additional paid-in capital                                            4,880,451
Deficit accumulated during development stage                         (5,292,483)
                                                                     ----------

TOTAL STOCKHOLDERS' DEFICIENCY                                         (393,784)
                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $  220,456
                                                                     ==========

           See accompanying notes to consolidated financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                                                                                         From
                                                                                                                     September 20,
                                                                                                                         2000
                                                      Three Months Ended                 Nine Months Ended          (Inception) to
                                                         September 30,                     September 30,             September 30,
                                                     2002             2001             2002             2001             2002
                                                 ------------     ------------     ------------     ------------     ------------
REVENUES                                         $         --     $        980     $         --     $     10,247     $     11,837
Cost of revenues                                           --               13               --              213              213
                                                 ------------     ------------     ------------     ------------     ------------
GROSS PROFIT                                               --              967               --           10,034           11,624
                                                 ------------     ------------     ------------     ------------     ------------

OPERATING EXPENSES
Compensation                                         (140,600)          61,886          326,676          161,001        2,196,563
Consulting                                              2,000           45,850           80,075          224,442        1,186,058
Depreciation and amortization                          23,554           25,390           62,809          116,309          140,885
General and administrative                              3,629           88,036           90,361          314,571          326,884
Professional fees                                     116,951           45,698          346,859           45,698          639,392
Rent                                                   28,816            7,632           41,088           22,896           71,616
Impairment loss                                            --               --               --               --           88,010
Sales, marketing and advertising                           --           86,968               --          162,692           75,664
                                                 ------------     ------------     ------------     ------------     ------------
TOTAL OPERATING EXPENSES                               34,350          361,460          947,868        1,047,609        4,725,072
                                                 ------------     ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                                  (34,350)        (306,493)        (947,868)      (1,037,575)      (4,713,448)
                                                 ------------     ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE)
Other income                                               --               --               --          200,654           36,466
Settlement loss                                       (23,994)         (42,500)        (345,994)         (42,500)        (569,825)
Interest expense                                           --           (2,295)              --          (10,594)         (45,676)
                                                 ------------     ------------     ------------     ------------     ------------
TOTAL OTHER INCOME (EXPENSE), NET                     (23,994)         (44,795)        (345,994)         147,560         (579,035)
                                                 ------------     ------------     ------------     ------------     ------------

NET LOSS                                         $    (58,344)    $   (405,288)    $ (1,293,862)    $   (890,015)    $ (5,292,483)
                                                 ============     ============     ============     ============     ============

Net loss per share - basic and diluted           $         --     $      (0.03)    $      (0.08)    $      (0.08)    $      (0.49)
                                                 ============     ============     ============     ============     ============

Weighted average number of shares outstanding
   during the period - basic and diluted           17,863,198       11,738,905       16,230,021       11,738,905       10,703,554
                                                 ============     ============     ============     ============     ============

           See accompanying notes to consolidated financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                     Nine Months Ended        From September 20,
                                                                                       September 30,          2000 (Inception) to
                                                                                   2002             2001      September 30, 2002
                                                                               ------------     ------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                       $ (1,293,862)    $   (890,015)    $ (5,292,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock and options for services                                                      289,326               --        2,532,576
Settlement loss - stock based                                                       345,994               --          457,084
Depreciation and amortization                                                        62,809           90,919          140,885
Non-stock based impairment loss and other asset write-offs                               --               --           37,249
Non-stock based settlement loss                                                          --               --           70,241
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                                      --            2,935            1,125
Deposits                                                                                 --             (250)              --
Due from affiliate                                                                     (607)              --             (607)
Increase (decrease) in:
Accounts payable                                                                    321,949          121,316          765,801
Accrued expenses                                                                         --           37,447               --
Accrued compensation, officer                                                        16,207               --               --
Note payable                                                                         12,550               --           12,550
                                                                               ------------     ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                                              (245,634)        (637,648)      (1,275,579)
                                                                               ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                       --             (673)          (2,700)
Cash portion of asset purchase                                                           --               --         (152,207)
                                                                               ------------     ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                                                    --             (673)        (154,907)
                                                                               ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft                                                                           --           13,337               --
Cash acquired in asset purchase                                                          --          325,362            9,740
Loan proceeds                                                                       248,000               --        1,255,612
Proceeds from exercise of warrants & options                                            100               --          167,500
Repayment to former officer                                                          (2,450)              --           (2,450)
Contributed capital                                                                      --               --              100
Proceeds from sale of common stock                                                       --          289,599               --
                                                                               ------------     ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           245,650          628,298        1,430,502
                                                                               ------------     ------------     ------------

Net Increase (Decrease) in Cash                                                          16          (10,023)              16

Cash and Cash Equivalents at Beginning of Period                                         --           10,023               --
                                                                               ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $         16     $         --     $         16
                                                                               ============     ============     ============

           See accompanying notes to consolidated financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                               ------------------
                                   (Unaudited)

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

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                               ------------------
                                   (Unaudited)

(B) NET LOSS PER COMMON SHARE Basic

     net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The assumed exercise of common stock equivalents was not utilized since the effect was antidilutive. At September 30, 2002, there were options to purchase 1,824,798 shares of common stock outstanding, which may dilute future earnings per share.

NOTE 3 ASSET PURCHASE AND REORGANIZATION OF PREDECESSOR COMPANY
---------------------------------------------------------------

On January 21, 2002 (the "Recapitalization Date"), pursuant to an asset acquisition agreement, the Company purchased substantially all of the assets and certain liabilities of IMG, in exchange for 9,673,794 shares of the Company's common stock of which 1,285,656 shares were to be used to settle certain liabilities if IMG. Based on the 8,388,138 shares to be retained by IMG, IMG obtained an approximate 58% voting interest in the Company. As IMG obtained control of Dtomi, the transaction is accounted for as a recapitalization of IMG. Accordingly, the operations reflected in the accompanying consolidated financial statements represent the historical operations of IMG and the operations of Dtomi, Inc. from the Recapitalization Date. (See Notes 5 and 6)

NOTE 4 NOTES AND LOANS PAYABLE AND ACCOUNTS PAYABLE
---------------------------------------------------

On January 14, 2002, the Company executed a $15,000 note payable to a former officer. The note is due January 21, 2002 and accrues interest at an unstated rate. The note, which had a remaining balance of $12,550 at September 30, 2002 and included in current loans payable was in default and is secured by 100,000 common shares from the Company's treasury. In October 2002, the note was settled in exchange for a total of 85,000 common shares (see Note 9).

On the Recapitalization Date, the Company assumed $910,867 of loans and notes payable and $315,295 of accounts payable.

In May 2002, the $910,867 loan balance was settled for 1,191,511 common shares valued at $0.40 per shares based on the trading price of the common stock. No gain or loss was recognized.

During the nine months ended September 30, 2002, the Company received $248,000 of open advances from stockholders, which are classified as current loans payable on the accompanying consolidated financial statements.

NOTE 5 COMMITMENTS AND CONTINGENCIES
------------------------------------

     (A)  LIABILITIES AND OTHER COMMITMENTS OF IMG NOT ASSUMED

     The Company has only assumed certain liabilities of IMG and has taken the position that as a separate and distinct entity from IMG, the Company is not responsible for unassumed liabilities.

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                               ------------------
                                   (Unaudited)

The following unaudited information provides an estimate of the liabilities of IMG, which were not assumed by the Company:

     Accounts payable         $397,068
     Accrued liabilities       131,821
                              --------
                              $528,889
                              ========

     IMG has been issued 200,000 common shares of Dtomi to be used for potential settlement of the above liabilities not assumed (see Note 6(A)). In addition, IMG owes 2,500 shares (as restated for the exchange ratio) of common stock to a creditor as a default penalty on a note payable. IMG committed to grant options to purchase approximately 102,100 shares (as restated for the exchange ratio) of common stock during 2000 and 2001 under various agreements. As of September 30, 2002, these options have not been granted.

     (B)  OFFICE LEASE WITH RELATED PARTY

     The Company pays rent to a company (the "landlord") where the President of the Company is also an officer of the landlord. The lease term is one year commencing February 1, 2002 and rent is $4,800 per month.

NOTE 6 STOCKHOLDERS' EQUITY (DEFICIENCY)
----------------------------------------

     (A)  STOCK ISSUANCES

     In  January   2002,   pursuant  to  the   recapitalization,   the  original
     stockholders of Dtomi are deemed to have been issued 6,099,000 common shares of the Company. (See Note 3)

     In January 2002, the then President of the Company was granted 15,000 common shares for services rendered. The shares were valued at the trading price on the grant date resulting in a compensation expense of $28,350. At September 30, 2002, these shares have not yet been issued and are therefore reflected on the accompanying consolidated balance sheet as issuable. This individual was also a creditor for a note payable of $12,550 (see Note 4). The total amount of the note payable and the 15,000 shares was settled in October 2002 for 85,000 common shares. (See Note 9)

     In May 2002, 1,191,511 new common shares were issued and 1,085,656 reserved common shares were transferred to creditors for $910,867 of loans, notes and accrued interest. The shares were valued at $0.40 per share based on the trading price on the settlement date resulting in no gain or loss. (See Notes 3 and 5(A))

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                               ------------------
                                   (Unaudited)

     In May 2002, 598,676 common shares were issued to settle $293,470 in accounts payable. The shares were valued at $0.40 per share based on the trading price at the settlement date resulting in no gain or loss.

     In May 2002, 70,000 common shares were issued for services rendered resulting in a consulting expense of $42,000 based on the $0.60 per share trading price on the grant date.

     Pursuant to the acquisition agreement (See Note 3), 1,085,656 of the 1,285,656 common shares were recorded as common stock at par value, with an offsetting charge to additional paid-in capital since they were to be used to settle certain liabilities assumed by Dtomi (see above). At June 30, 2002 there were 200,000 reserved common shares accounted for as a settlement expense in the first quarter of fiscal 2002 at a fair market value of $1.61 per share on the recapitalization date resulting in an expense of $322,000. (See Note 6)

     On August 28, 2002 the Company's legal counsel exercised options for 600,000 common shares at $0.00001 or an aggregate $6 which was paid for by reducing the accounts payable to the legal counsel. (See Note 6(B))

     (B)  STOCK OPTIONS

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

     During the nine months ended September 30, 2002, the Company granted 1,824,798 options pursuant to the employment agreement with its President. Under the variable accounting method of APB 25 and related interpretations, which increases or decreases the related compensation expense at each balance sheet date based on the fair market value of the options at that date, the Company recognized compensation expense of $218,976 during the nine months ended September 30, 2002. The variable accounting method may result in a negative compensation expense for any quarterly period depending on whether or not there is other compensation expense to offset a decreasing adjustment to the variable options expense in that quarter. The decrease in compensation expense for the three months ended September 30, 2002 was $168,950 resulting in an aggregate negative compensation expense for the three months ended September 30, 2002 of ($140,600).

     On August 28, 2002, pursuant to the Company's 2001 Stock Option Plan, the Board of Directors granted to the Company's legal counsel, who is a director of the Company, stock options to purchase 600,000 common shares in exchange for $60,000 of accounts payable due. The options

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                               ------------------
                                   (Unaudited)

     were exercisable immediately at $0.00001 per share or an aggregate $6. The options were simultaneously exercised on August 28, 2002 and the $6 was paid with the reduction of accounts payable owned to the legal counsel. The trading value of the common stock on the grant date was $0.14 resulting a value per share of $0.14 under the Black-Scholes option pricing method in accordance with SFAS 123 using the following assumptions: expected dividend yield 0%, risk-free interest rate of 2.32%, volatility of 53% and a nil term due to immediate exercise. The aggregate value of the options was $83,994, resulting in a settlement loss of $23,994.

     (C)  PREFERRED STOCK

     The Company has authorized 25,000,000 shares of preferred stock. The rights and preferences of the preferred stock may be determined by the Board of Directors at its discretion.

NOTE 7 RELATED PARTIES
----------------------

The Company has $251,550 due to its outside legal counsel firm. The principal of that firm is a director of the Company. (See Note 6)

NOTE 8 GOING CONCERN
--------------------

As reflected in the accompanying consolidated financial statements, the Company has a deficit accumulated during the development stage of $5,292,483 at September 30, 2002, a net loss of $58,344 for the three months ended September 30, 2002, cash used in operations during the nine months ended September 30, 2002 of $245,634, a working capital deficit of $613,617 at September 30, 2002 and is a development stage company with no current revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues.

The Company has restructured its management and is seeking additional funding to implement its business plan. In addition, management is in negotiations with a potential acquiree which if consummated will provide revenues to the Company. Management believes that actions presently being taken allow the company the ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9 SUBSEQUENT EVENTS
------------------------

On October 2, 2002, the Company executed a binding Share Exchange Agreement with a New York Limited Liability Company (the "LLC"), to purchase all of the units of ownership. The terms of the Share Exchange Agreement provide for a closing no later than October 31, 2002. This closing date has since been rescheduled for November 20, 2002. The Company will pay $1,300,000 plus issue a minimum of 1,700,000 shares of Company restricted common shares with piggyback registration rights. The Share Exchange Agreement provides for an alternative to the payment of $1,300,000 at closing. A minimum payment of $500,000 is required at closing and any remaining balance may be financed by the LLC secured by the conveyed assets.

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                               ------------------
                                   (Unaudited)

On October 22, 2002, a $12,550 note and 15,000 shares issuable was settled in exchange for a total of 85,000 common shares (see Note 4). The trading value of the stock on the settlement date was $0.045 resulting in a value for the excess 70,000 shares of $3,150. A gain on settlement of $9,400 was recognized.

On October 22, 2002, the Company granted 100,000 common shares to each of three individuals for services rendered. The trading value of the stock on the settlement date was $0.045 resulting in a value for the shares of $4,500, which was recognized as consulting expense.

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

The Company has incurred significant losses since inception, and as of September 30, 2002 had an accumulated deficit of approximately $5,292,483. The Company will continue to incur losses until revenue grows sufficiently to cover ongoing operating costs, including the costs of sales and marketing efforts. There can be no assurances that this will occur. The Company has made a significant investment in the development of the Company's website, purchase of domain name, branding, marketing, and maintaining operations.

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

RESULTS OF OPERATIONS
Despite effecting the asset acquisition agreement with International Manufacturers Gateway, Inc. (hereafter "IMG"), the Company had no revenues for the nine months ended September 30, 2002, a decrease of 100% over revenue of $10,247 for the same period in the prior year, which were primarily attributable to advertising sales. The reduction in revenue for the first nine months of 2002 can be explained generally by the inability of the Company to develop its operations beyond the development stage, the downturn in the American economy and the erosion of the market for sales, marketing and sourcing information. More specifically, the Company has reduced its employee roster to three. John "JT" Thatch, the Company's President, is currently focused on sales, marketing and sourcing information.

The Company had no recorded cost of revenues for the three quarters ended September 30, 2002, a drop of 100% compared to costs of $213 for the same period in the prior year. This lack of revenue is the result of the company restructuring its overall business plan. During this first quarter of 2002, the Company was in the process of building its client base and developing its software programs; however, subsequent to the first quarter, because of an absence of sufficient cash flow, the Company has been required to limit operations.

The Company had no sales and marketing expenses for the 2002 term ended September 30, a drop of 100% compared to sales and marketing expenses of $162,692 for the same period in the prior year and $86,968 for the three months ended September 30, 2001. This amount decreased in 2002 as a result of changes to the business, particularly as a result of fewer employees being focused on selling and the Company restructuring its business plan.

General and administrative expenses decreased to $3,629 for the third quarter of 2002, a reduction of 96% over expenses of $88,036 for the same period last year. For the nine months comparison, there was a decrease of 71%, from $314,571 to $90,361. The general and administrative expenses declined from the prior year as a result of changes to the business in late 2001, including a relocation in the Company's offices and reorganization in management and lower executive payroll. Company management also made greater efforts to control operating costs in order to reduce administrative and other expenses. General and administrative expenses in 2002 consist primarily of telephone expense of $3,428, travel and entertainment of $7,325, SEC regulatory compliance of $9,255 and other general corporate and office expenses.

In connection with the asset acquisition agreement with IMG in January 2002, the Company issued approximately 9,673,794 shares of common stock, 200,000 of which shares were issued to settle certain liabilities of IMG. A settlement loss of $322,000 was recognized in the first quarter of 2002 based on the fair market value of such 200,000 shares. This loss is not recurring in subsequent quarters, see Note 6, Stockholders' Equity (Deficiency), (A) Stock Issuances, included in the Notes to Consolidated Financial Statements which are a part of this report.

The Company's compensation expense for the three months ended September 30, 2002 decreased to a negative $140,600 compared to an expense of $61,886 for the comparable three months ended September 30, 2001. The negative compensation expense results from application of the variable accounting method for variable options granted under an employment agreement with the Company's president pursuant to Accounting Principles Board Opinion No. 25 and related interpretations. Under this variable accounting method, the compensation expense is estimated based on the difference between the exercise price and the fair market value of the underlying common stock at each balance sheet date. The compensation expense is increased or decreased accordingly in the current period. At the September 30, 2002 the decrease in compensation expense relating to the variable options was $168,250.

Compensation expense for the nine months ended September 30, 2002 was $326,676 compared to $161,001 for the nine months ended September 30, 2001. Compensation expense for the current period consists of $218,976 related to the variable stock options granted to the Company's president; $28,350 of stock issued to the former president in January 2002; $15,000 of compensation to the former president of which $12,550 remains payable under a promissory note as of September 30, 2002 and $64,350 of paid and accrued compensation and reimbursable expenses to the Company's current president.

Professional fees increased to $116,951 for the third quarter of 2002, an increase of 156% over such costs for the same period last year and from $45,698 to $346,859, 659% for the first nine months of 2001 compared to 2002. These professional fees consist primarily of legal and accounting fees that were incurred as a result of fund raising efforts, audit requirements relating to the purchase of assets from IMG and drafting securities regulatory documentation.

Net loss from operations for the three months ending September 30, 2000 amounted to $58,344, a negligible loss per share, compared to a loss of $405,288 or $0.03 per share for the same period in 2001. This net loss for the nine months ending September 30, 2002 is $1,293,862 (net loss per share of $0.08) compared to the same term of 2001, $890,015.

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

Dtomi has cash and cash equivalents of $16 and a working capital deficit of $613,617 and total assets of $220,456 at September 30, 2002. The Company continues to incur costs, but has not secured adequate new revenue to cover the costs.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS
We estimate our business needs require an additional $500,000 cash infusion to carry it through the next 12 months, as well as an additional $500,000 minimum to close on the Network60 Share Exchange Agreement (See below for a further explanation of the Network60 Share Exchange Agreement) for a total of
$1,000,000. In order to become profitable, we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. This would either be a registered offering of securities or a private placement. We have not made any decision on the possible structure of this offering. Further, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

On October 2, 2002, the Company executed a binding Share Exchange Agreement with Network 60, LLC, a New York Limited Liability Company, to purchase all of the units of ownership which will effectively merge Network 60 into the Company as a wholly owned subsidiary. The terms of the Share Exchange Agreement provide for a closing no later than October 31, 2002. This closing date has since been rescheduled for November 20, 2002. The Company will pay One Million Three Hundred Thousand Dollars ($1,300,000) plus issue a minimum of one million seven hundred thousand (1,700,000) shares of Company restricted common shares with piggyback registration rights in exchange for total ownership of Network 60, LLC. Softbank Investment Group issued to the Company a "confident letter" and details of this financing are currently being negotiated. The Share Exchange Agreement provides for an alternative to the payment of the full One Million Three Hundred Thousand Dollars ($1,300,000) at closing. A minimum payment of
Five Hundred Thousand dollars ($500,000) is required at closing and any remaining balance may be financed by Network 60 secured by the conveyed assets.

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

As of September 30, 2002, there were issued and outstanding 18,232,981 shares of $0.001 par value common stock. After the effectiveness of the Share Exchange Agreement, based on the issuance to the Network 60 Share Owners of 1,700,000 shares, there will be approximately 19,932,981 shares issued and outstanding of common stock of the Company. The one million seven hundred thousand (1,700,000) shares of Company restricted common shares to be issued to Network 60 will represent approximately 8.5% of the issued and outstanding voting securities of the Company. The foregoing description is qualified in its entirety by reference to the full text of the agreement that can be reviewed as an exhibit to Form 8-K filed October 10, 2002.

RISK RELATED TO THE COMPANY'S BUSINESS

HISTORY OF LARGE OPERATING LOSSES

Since inception, the Company has not had adequate revenue to support operations. The Company has significantly reduced ongoing operating expenses. However, there can be no assurance that the Company will achieve positive cash flow and operating profitability.

NEED FOR ADDITIONAL CAPITAL
The Company has recorded substantial operating losses and, as of September 30, 2002, has an accumulated deficit of $5,292,483. The Company does not currently have adequate cash flow or existing revenue to provide operating capital until December 31, 2002. The Company is currently looking for new sources of revenue that it expects will help fund Dtomi's business for the remainder of fiscal 2002. There can be no assurances that this will be achieved.

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

On August 28, 2002, pursuant to the Company's 2001 Stock Option Plan the Company issued to the Company's legal counsel, who is a director of the Company, stock options to purchase 600,000 common shares exercisable immediately in exchange for $60,000 of accounts payable owed to the legal counsel.

October 22, 2002, the Company granted 100,000 common shares to three individuals for past consulting and counseling services rendered.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

All exhibits included in this report are incorporated by reference.

(b) Reports on Form 8-K

On October 10, 2002, the Company filed a Form 8-K relating to a binding Share Exchange Agreement with Network 60, LLC, a New York Limited Liability Company, to purchase all of the units of ownership which will effectively merge Network 60 into the Company as a wholly owned subsidiary. The terms of the Share Exchange Agreement provide for the Company to pay One Million Three Hundred Thousand Dollars ($1,300,000) plus issue a minimum of one million seven hundred thousand (1,700,000) shares of Company restricted common shares with piggyback registration rights in exchange for total ownership of Network 60, LLC. The closing has been rescheduled to no later than November 20, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Dtomi, Inc.
                                        (Name of Registrant)


Date: November 14, 2002                 By: /s/ John "JT" Thatch
                                            --------------------
                                            Name:  John "JT" Thatch
                                            Title: Chief Executive Officer,
                                            President

EXHIBIT INDEX

Exhibit Number      Title

99.1 Certifying Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                 CERTIFICATIONS

I, John "JT" Thatch, as CEO/President of Dtomi, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Dtomi, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                 Dtomi, Inc.


                                        By: /s/
                                            ------------------------------------
                                            John "JT" Thatch
                                            CEO/President/Director