Form 10KSB
period 2002-12-31
DTOMI INC
filed 2003-04-15
CIK 1083721

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                           Commission File No. 0-27277

                                   DTOMI, INC.
             (Exact name of Registrant as specified in its charter)

             NEVADA                                            98-0207554
---------------------------------                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                    200 Ninth Avenue North, Suite 220
                       Safety Harbor, Florida 34695        34695
               ------------------------------------------ -------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                 --------------
                                 (727) 723-8664

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for year ended December 31, 2002 was Zero Dollars ($0).

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of December 31, 2002 is $57,708.

The number of shares of the issuer's Common Stock outstanding as of December 31, 2002 is 1,682,892.

Transitional Small Business Disclosure Format (check one):    Yes [ ]  No [ X ]

                                     PART I

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10- KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY AND ITS PRODUCTS

Dtomi, Inc., a Nevada corporation ("Dtomi" or the "Company"), was originally incorporated as "Recon Rubber Corporation" on June 11, 1998. The Company changed its name to "Copper Valley Minerals Ltd." on July 1, 2000. Subsequently, the Company changed its name to "Dtomi, Inc." on October 25, 2001. Currently, the Company has one wholly owned subsidiary, Dtomi Acquisition Corp., a Delaware corporation, in which it owns all of the issued and outstanding common stock.

Under the terms of the Asset Purchase Agreement, the Company acquired IMG's Assets in exchange for 483,690 shares of common stock of the Company. The Company also assumed certain of IMG's liabilities, which include, without limitation, certain accounts payable and notes payable. The acquisition was treated as a recapitalization of IMG who is considered the historical registrant for accounting purposes

DTOMI MANUFACTURING DATABASE. Dtomi's core service is providing pertinent sales, marketing and sourcing information to both corporate and consumer clientele with particular specialization for the manufacturing industry. This is achieved by a patent pending database software engine that amalgamates government economic census data with a domestic manufacturing database of approximately 400,000 manufacturing firms rendering valuable information to the manufacturing industry for increasing market share and finding prospective clients. Additionally, Dtomi will utilize an outbound call center and state of the art CSM software for permission based lead generation programs. Dtomi also has several other a-la-carte revenue products and services that promulgate this data into profitable revenue for any manufacturing company.

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

     o WEBSITE DESIGN, MANAGEMENT, LOGO DESIGN, MAINTAIN "LEAD GENERATION". Dtomi, Inc. has a nonexclusive marketing agreement relating to website design, management and hosting; technical management of a menu driven standard do-it-yourself website design for DTOMI, Inc. customers; technical expertise for custom logo design; intellectual technology necessary to manage and maintain database technology relating to "lead generation."

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

ASSETS

Pursuant to the terms and conditions of the Asset Purchase Agreement with IMG, the Company acquired business information and materials, software, domain names, customers, customer lists, databases and rights to a patent application for a technology entitled "Computer Based Comprehensive Commerce System" (the "Patent"). The assignment to the Company of the Patent was recorded with the United States Patent and Trademark Office on March 7, 2002. The Company plans to evaluate the value of the domain names acquired and make a decision whether it is in the best interests of the Company to continue to hold the ownership rights to such domain names.

The Patent primarily consists of a detailed set of instructions, that sorts and compiles information in a database consisting of over 400,000 manufacturers, 22,000 products, U.S. government SIC data and U.S. Department of Commerce revenue data to generate lists designed to match sellers and purchasers of products and raw materials in the manufacturing industry.

The Company also has entered into an Asset Purchase Agreement with John Simpson dated April 7, 2003 where the Company acquired U.S. Patent #6,530,580 (the "Air Spring Axle (TM)") in exchange for 711,992 shares of Dtomi's common stock, equivalent to 42%, and the assumption by Dtomi of certain liabilities relating to costs associated with commercializing the technology underlying the U.S. Patent #6,530,580. The Company has a worldwide patent for a vehicle suspension system called the AirSpring Axle(TM). The AirSpring Axle(TM) patent allows anything with an axle to be lowered to ground level, or set at a required height, for loading, unloading and transportation. The Company is in a position to capitalize on the AirSpring Axle(TM) technology by virtue of fact that the AirSpring Axle(TM) (i) is markedly different than any other axle in the world,
(ii) is patent protected, thus enabling the Company to exploit the technology without competition from other major axle-producing companies, and (iii) can be priced higher than the standard axle and shock products currently available in the market In addition, Dtomi's management has significant experience with motor vehicles and the motor vehicle parts and accessories business.

Current Business Plan

Our current business plan is to seek out the acquisition of new businesses opportunities, such as the Air Spring Axle (TM), and to pursue other related activities intended to enhance shareholder value. We intend to seek business opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. We have limited funds with which to pursue the acquisition of new business opportunities, as we have generated losses since our inception. In our pursuit of acquiring new business opportunities, we anticipate needing additional funding to cover legal and accounting expenses, in addition to the general business and operating expenses we incur as a result of maintaining our business. Given our current financial situation, it is unlikely that we will be able to take advantage of more than one such business opportunity. Any additional funding that we need to acquire a new business opportunity may come through private placements, public offerings and/or bank financing.

The acquisition of additional business opportunities may be in the form of a merger with a foreign or domestic private issuer that wishes to become a reporting issuer. However, we will not limit our search to such an opportunity. As a result, the acquisition of a business opportunity may also take the form of a purchase, exchange of stock, or otherwise, and may include an acquisition of business assets or a business entity, such as a corporation, joint venture or partnership.

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

We are unable to predict when we may participate in additional business opportunities. We expect that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

ITEM 2. DESCRIPTION OF PROPERTY

Since January 2002, the Company has been at 200 Ninth Avenue North, Suite 220, Safety Harbor, Florida 34695 and is subleasing office space from New Millennium Media International, Inc., an affiliate under common management.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Our common stock is traded on the Over-the-counter or "Bulletin Board" (OTCBB) market under the symbol "DTMI." The following comprises the high and low bid prices for our common stock as of the end of each period indicated since October 30, 2001, unless otherwise indicated:

----------------------------------------------------------- ------------------------ ------------------------
                          PERIOD                                   HIGH BID                  LOW BID
----------------------------------------------------------- ------------------------ ------------------------
October 30 - December 31, 2001                                       2.25                     0.58
----------------------------------------------------------- ------------------------ ------------------------
January 1 - March 31, 2002  (only to March 27, 2002)                 2.47                     0.75
----------------------------------------------------------- ------------------------ ------------------------
April 1 - June 30, 2002                                              0.90                     0.25
----------------------------------------------------------- ------------------------ ------------------------
July 1 - September 30, 2002                                          0.23                     0.09
----------------------------------------------------------- ------------------------ ------------------------
October 1 --- November 30, 2002                                      0.02                     0.14
----------------------------------------------------------- ------------------------ ------------------------
December 1-30, 2002                                                  0.03                     0.22
----------------------------------------------------------- ------------------------ ------------------------

Source: Yahoo! Finance

Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

On November 26, 2002, the Company filed an amended Form SB-2 to register 981,312 (reflecting the 1:20 reverse stock split dated April 7, 2003) of its shares and is in the process of preparing responses to SEC comments on the Company's SB-2.

As of December 31, 2002 there were approximately 484 holders of record of our common stock. We have never declared a cash dividend on our common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Despite effecting the asset acquisition agreement with International Manufacturers Gateway, Inc. (hereafter "IMG"), the Company had no revenues for the year ended December 31, 2002, a decrease of 100% over revenue of $11,837 for the same period in the prior year, which were primarily attributable to advertising sales. The reduction in revenue for the year 2002 can be explained generally by the inability of the Company to develop its operations beyond the development stage, the downturn in the American economy and the erosion of the market for sales, marketing and sourcing information. More specifically, the Company has reduced its employee roster to two. John "JT" Thatch, the Company's Chief Executive Officer, is currently focused on sales, marketing and sourcing information.

The Company had no recorded revenues or cost of revenues for the year ended December 31, 2002, compared to nominal revenues for the year ending December 31, 2001. This lack of revenue is the result of the company restructuring its overall business plan. During this first quarter of 2002, the Company was in the process of building its client base and developing its software programs; however, subsequent to the first quarter, because of an absence of sufficient cash flow, the Company has been required to limit operations.

The Company had no sales and marketing expenses for the year ending December 31, 2002, a drop of 100% compared to sales and marketing expenses of $75,664 for the year ending December 31, 2001. This amount decreased in 2002 as a result of changes to the business, particularly as a result of fewer employees being focused on selling and the Company restructuring its business plan.

General and administrative expenses decreased to $63,926 for the year ending December 31, 2002, a reduction of 78% over expenses of $286,636 for the year ending December 31, 2001. The general and administrative expenses declined from the prior year as a result of changes to the business in late 2001, including a relocation in the Company's offices and reorganization in management and lower executive payroll. Company management also made greater efforts to control operating costs in order to reduce administrative and other expenses. General and administrative expenses in 2002 consist primarily of telephone expense of $2429, moving costs of $2756, travel and entertainment of $8606, SEC regulatory compliance of $10,191 and other general corporate and office expenses.

In connection with the asset acquisition agreement with IMG in January 2002, the Company issued approximately 483,690 shares of common stock, 10,000 of which shares were issued to settle certain liabilities of IMG. A settlement loss of $322,000 was recognized in the first quarter of 2002 based on the fair market value of such 10,000 shares. This loss is not recurring in subsequent quarters, see Note 6, Stockholders' Equity (Deficiency), (A) Stock Issuances, included in the Notes to Consolidated Financial Statements which are a part of this report.

Compensation expense for the year ending December 31, 2002 was $225,596 compared to $339,887 for the year ending December 31, 2001. Compensation expense for the current period consists of $64,113 related to the stock options granted to the Company's Chief Executive Officer; $28,350 of stock issued to the former president in January 2002; $15,000 of compensation to the former president.

16,813 of stock based and $20,000 of paid and accrued compensation to the Company's current Director of Operations and $81,949 cash compensation and expense reimbursement primarily to the Chief Executive Officer. During the year 2002, the stock based compensation had been accounted for under the variable accounting method for the Chief Executive Officer, but became fixed in November 2002, and the Director of Operations' stock options are currently being accounted for as variable.

Professional fees increased to $511,725 for year ending December 31, 2002, an increase of 414% over such costs for the year ending December 31, 2001 at $123,499 These professional fees consist primarily of legal and accounting fees that were incurred as a result of fund raising efforts, audit requirements relating to the purchase of assets from IMG, interim filings, and drafting securities regulatory documentation.

The net loss for the year ending December 31, 2002 is $1,579,752 (net loss per share of $1.87) compared to the year ending December 31 2001, $1,571,255 (net loss per share of $3.88).

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

Dtomi has cash and cash equivalents of $6,269 and total current liabilities of $870,406 and total assets of $69,519 at December 31, 2002. The Company continues to incur costs, but has not secured adequate new revenue to cover the costs.

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

SUBSEQUENT EVENTS AFTER FISCAL YEAR ENDING DECEMBER 31, 2002

ASSET PURCHASE AGREEMENT

On April 7, 2003, Dtomi, Inc. ("Dtomi" or the "Company") executed that certain Asset Purchase Agreement (the "Asset Purchase Agreement"), with John Simpson of Richland, Washington, pursuant to which the Company acquired United States Patent #6,530,580 (the "Patent") in exchange for 711,992 shares of Dtomi's common stock and the assumption by Dtomi of certain liabilities relating to costs associated with commercializing the technology underlying the Patent. A copy of the Asset Purchase Agreement is attached to this Current Report on Form 8-K (the "Report") filed April April 9, 2003.

In connection with the Patent acquisition, Dtomi expects to enter into an employment agreement with John Simpson. On April 7, 2003, Mr. Simpson assumed the position of President of Dtomi and will oversee the implementation of Dtomi's business plan and the deployment of the Patent. Mr. Simpson has also been appointed to fulfilled to the unexpired term on the board of directors for Dtomi.

REVERSE SPLIT

In connection with the acquisition of the Patent, Dtomi has effected a 1-for-20 reverse-split of its issued and outstanding stock. All share and per share data in this annual report has been retroactively restated to reflect this reverse split pursuant to the reverse split that occurred on April 7, 2002.

CHANGE IN DIRECTORS AND OFFICERS

Effective April 7, 2003, John "JT" Thatch resigned as President of Dtomi. Mr. Thatch will continue to serve as the Company's Chief Executive Officer.

ITEM 7. FINANCIAL STATEMENTS

(auditor will insert)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE Act

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our directors, executive officers, and significant employees and the significant are as follows:

------------------------------------- ----------------------------------- -----------------------------------
NAME                                  POSITION                            APPOINTMENT
------------------------------------- ----------------------------------- -----------------------------------
John Simpson                          President                           April 7, 2003
------------------------------------- ----------------------------------- -----------------------------------
John "JT" Thatch                      Director, Chief Executive           January 21, 2002
                                      Officer,  Treasurer
------------------------------------- ----------------------------------- -----------------------------------
David M. Otto                         Chairman, Secretary                 January 21, 2002
------------------------------------- ----------------------------------- -----------------------------------
Parnell Clitus                        Director                            January 21, 2002
------------------------------------- ----------------------------------- -----------------------------------

JOHN SIMPSON , AGE 50, PRESIDENT, DIRECTOR

Mr. Simpson is the President of Dtomi and a member of the Board of Directors. Mr. Simpson is the inventor of the AirSpring Axle(TM) and, as President, Mr. Simpson will oversee the implementation of Dtomi's business plan and the deployment of the AirSpring Axle(TM) technology. Mr. Simpson has extensive experience in the automotive industry. For the past 14 years he has worked on imported motor vehicles, converting vehicles from left to right hand driving capabilities. Prior to joining Dtomi, Mr. Simpson established and developed an import/export business in Australia, dealing with the U.S., Asia and European markets. In 1986, Mr. Simpson established a wholesale U.S. corporation focusing on the U.S. commodities business. Within three years, his corporation was the premier producer in this market with headquarters in San Francisco. Mr. Simpson has also designed and developed a number of unique products, all covered under various patents or with patents pending.

JOHN "JT" THATCH, AGE 41, DIRECTOR,  CHIEF EXECUTIVE OFFICER, AND TREASURER

Mr. Thatch has served as President, Chief Executive Officer and Director of New Millennium Media International ("NMMI") since January 2000. During this time he has overseen all functions of NMMI, including day-to-day operations. Mr. Thatch has over 15 years of entrepreneurial business experience that includes over 7 years as the principal in Bay Area Auto Sales, an automotive dealership, that specialized in sales of reconditioned vehicles. He was the founder and General Partner for Last Chance Finance, Ltd., a company that owned and operated over 18 offices specializing in alternative vehicle financing. Over the past 10 years Mr. Thatch has been President and majority shareholder of Superior Management of Tampa, Inc., a privately owned company, that owns property and commercial leases. Other than for nominal time spent on corporate and personal real estate holdings that have no business relationship with NMMI, Mr. Thatch dedicates his best efforts to his current position.

DAVID M. OTTO, AGE 43, DIRECTOR AND SECRETARY

Mr. Otto, an attorney by profession, began his law practice on Wall Street in New York, where he focused on significant corporate transactions and equity and debt offerings for investment banks, venture capital firms and Fortune 1000 companies. In 1991, Mr. Otto relocated to Seattle in order to dedicate his extensive experience in corporate law and finance, mergers and acquisitions, corporate governance, public and private securities offerings and venture capital financing to entrepreneurs, technology innovators, start-up and emerging growth businesses. In July of 1999, Mr. Otto founded his own firm, The Otto Law Group, PLLC, in Seattle, Washington, to better serve technology-based start-up and emerging growth companies with respect to corporate finance, securities, strategic development, corporate governance, mergers, acquisitions and venture capital and private equity matters. Mr. Otto has authored "Venture Capital Financing" and "Taking Your Company Public" and lectured to businessmen, accountants, lawyers, and graduate students at the University of Washington Business School on venture capital financing and public offerings of securities. He is currently a member of the Board of Directors of Saratoga Capital Partners, Inc. He is also a member of the American Bar Association Committee on the Federal Regulation of Securities and Subcommittee on the 1933 Act and Chairman of the Legislation Subcommittee for the ABA' s Venture Capital and Private
Equity Committee. Mr. Otto is admitted to practice law in New York and Washington. Mr. Otto graduated from Harvard University in 1981 with his A.B. in Government - Political Philosophy and Fordham University School of Law in 1987 where he earned his Juris Doctorate and served as a Commentary Editor for the Fordham International Law Journal.

PARNELL CLITUS, AGE 29, DIRECTOR

Mr. Clitus has six years of experience in corporate development, most recently with Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). In his five years with DLJ, Mr. Clitus assisted in the creation and valuation of new business ideas and strategies. In 1999, he was promoted to a position with various responsibilities such as the development of a comprehensive business plan for DLJdirect's Corporate Services Group. Other notable projects include bringing DLJ private equity offerings to DLJdirect's client base, developing and implementing a database to manage daily restricted/insider sales for DLJdirect's trading desk, monitoring new equity offerings to ensure compliance with applicable domestic securities regulations, and managing corporate relationships.

Mr. Clitus is a volunteer Mentor for the Thomas J. Griffin Program, which provides financial and family-like support structure necessary to ensure that academically qualified students from the inner city have the opportunity to attend Seton Hall Preparatory School (West Orange, New Jersey). He is also volunteers for the National Foundation for Teaching Entrepreneurship ("NFTE"), the mission of which is to teach entrepreneurship education to low-income young people, ages 11 through 18, so they can become economically productive members of society by improving their academic, business, technology and life skills. Mr. Clitus graduated from the University of Pennsylvania in 1996 with a B.A. in History.

Our directors are elected at the annual meeting of the shareholders and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal.

There are no family relationships among our directors or executive officers.

None of our directors or executive officers is a party to any arrangement or understanding with any other person pursuant to which said he was elected as a director or officer.

None of our officers or directors have been involved in the past five years in any of the following: (1) bankruptcy proceedings; (2) subject to criminal proceedings or convicted of a criminal act; (3) subject to any order, judgment or decree entered by any court limiting in any way his or her involvement in any type of business, securities or banking activities; or (4) subject to any order for violation of federal or state securities laws or commodities laws.

ITEM 10. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

The following table sets forth all compensation earned by all persons serving as our Chief Executive Officer during the fiscal years ended December 31, 2002, 2001, 2000, and 1999. None of our other officers or those of any of our subsidiaries earned greater than $100,000 in total salary and bonus during 2002, 2001, 2000 or 1999.

-------------------------------------------------------------------------------------------------------------------------
                                               SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------- ----------------------------------------------------
                        Annual Compensation                                        Long Term Compensation
-------------------------------------------------------------------- ---------------------------- ---------- ------------
                                                                               Awards             Payouts
---------------------- ---------- ------------ -------- ------------ --------------- ------------ ---------- ------------
Name and Principal     Fiscal     Salary       Bonus    Other        Securities      Restricted   LTIP       All Other
Position               Year                             Annual       Under           Shares       Payouts    Compen-
                       Ended                            Compen-      Option/SAR                              sation
                                                        sation       Granted (#)
---------------------- ---------- ------------ -------- ------------ --------------- ------------ ---------- ------------
JOHN "JT" THATCH       (1)        $75,000      -0-      $6,949 per   1,831,798       -0-          -0-        -0-
Chief Executive        2002                             year
Officer,  Treasurer
and Director
---------------------- ---------- ------------ -------- ------------ --------------- ------------ ---------- ------------
RICHARD LIBUTTI (2)    2001       $2,450 (3)   -0-      -0-          -0-             -85,000-     -0-        -0-
President,
Secretary, Treasurer
and Director
---------------------- ---------- ------------ -------- ------------ --------------- ------------ ---------- ------------
DAVID M. OTTO          (1)        -0-          -0-      -0-          -0-             -0-          -0-        -0-
Secretary and
Director
---------------------- ---------- ------------ -------- ------------ --------------- ------------ ---------- ------------
PARNELL CLITUS         (1)        -0-          -0-      -0-          -0-             -0-          -0-        -0-
Director
---------------------- ---------- ------------ -------- ------------ --------------- ------------ ---------- ------------
STEPHEN BARLEY (4)(5)  2001       $9,000       -0-      -0-          -0-             -0-          -0-        -0-
President,             2000       $9,000       -0-      -0-          -0-             -0-          -0-        -0-
Secretary, Treasurer
and Director
---------------------- ---------- ------------ -------- ------------ --------------- ------------ ---------- ------------
GEOFFREY GOODALL (6)   2001       -0-          -0-      -0-          -0-             -0-          -0-        -0-
                       2000       -0-          -0-      -0-          -0-             -0-          -0-        -0-
---------------------- ---------- ------------ -------- ------------ --------------- ------------ ---------- ------------

Notes:

(1) Appointed on January 28, 2002. Mr. Thatch receives an annual salary of $75,000 for the first year of his 3 year amended employment agreement and $120,000 per year thereafter. He also receives certain expense allowances Mr. Thatch's employment agreement was revised on November 26, 2002. Please see exhibit 10.6

(2) Mr. Libutti was appointed as president, secretary, treasurer and Director on October 22, 2001 and resigned on January 28, 2002.

(3) In earlier filings the Company reported that Mr. Libutti was compensated at the rate of $15,000 for his services in 2001 and was supposed to receive 15,000 common shares. Mr. Libutti only received $2,450 of the $15,000 and never received the 15,000 common shares. In lieu of the balance thereof, the Company, on October 22, 2002, issued to Mr. Libutti a restricted stock award of 85,000 shares of common shares. Prior to September 30, 2002, in anticipation of the settlement, the shares of common stock were issued by the transfer agent, but not transferred to Mr. Libutti until after September 30, 2002.

(4) Mr. Barley was appointed as a director on June 11, 1998; was appointed as president, secretary and treasurer on June 11, 1998; and resigned as a director, president, secretary and treasurer on October 22, 2001.

(5) The Company paid a management fee in the amount of $750 per month to C.H.M. Consulting Inc. in consideration for the services of Mr. Barley and office administration services.

                             DIRECTOR'S COMPENSATION

Our Directors do not receive any stated salary for their services as directors or members of committees of the Board of Directors, but by resolution of the Board, a fixed fee and expenses of attendance may be allowed for attendance at each meeting. Directors may also serve our company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our shares of common stock as of December 31, 2002 by (i) each person who is known by us to beneficially own more than 5% of our issued and outstanding shares of common stock; (ii) our president and chief executive officer, individually named in the executive compensation table below; (iii) our directors; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable. As of December 31, 2002, there were approximately 1,682,892 shares of common stock issued and outstanding. Each common share entitles the holder thereof to one vote in respect of any matters that may properly come before our shareholders. To the best of our knowledge, there exist no arrangements that could cause a change in voting control of our corporation.

------------------- ------------------------------- ----------------------- ------------------- -------------
TITLE OF CLASS      NAME AND ADDRESS OF OWNER       RELATIONSHIP TO         SHARES OF COMMON    PERCENT
                                                    COMPANY                 STOCK               OWNED(2)
                                                                            BENEFICIALLY
                                                                            OWNED(1)
------------------- ------------------------------- ----------------------- ------------------- -------------
Common              John Simpson                    President                                   42.3%
Stock               2701 Salk  Avenue
                                                                            711,992
                    Richland, WA 99352
------------------- ------------------------------- ----------------------- ------------------- -------------
Common Stock        John "JT" Thatch                Chief Executive         91,590              5.44%
                    200 Ninth Avenue North          Officer, Treasurer
                    Suite 220                       and Director
                    Safety Harbor, Florida 34965
------------------- ------------------------------- ----------------------- ------------------- -------------
Common Stock        David M. Otto                   Chairman of the Board   39,510              2.34%
                    900 Fourth Ave., Ste 3140       Director, Secretary
                    Seattle, Washington 98164       and counsel
------------------- ------------------------------- ----------------------- ------------------- -------------
TOTAL               All directors and officers as                           118,449             7%
                    a group (3 individuals)
------------------- ------------------------------- ----------------------- ------------------- -------------

(1) 91,590 shares beneficially owned by Mr. Thatch underlie an option to acquire such shares of common stock, which option is currently exercisable.

(2) Includes for each beneficial owner or group the following numbers of shares of common stock that may be acquired by the exercise of stock options that are now exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

David Otto, Chairman of the Board of Directors, is the 100% beneficial holder of all issued and outstanding securities of The Otto Law Group, PLLC ("Otto Law"), which bills the Company for legal services pursuant to an engagement agreement dated October 22, 2001 (the "Engagement Agreement").

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits

All exhibits included in this report are incorporated by reference. See the Exhibit List below for all such exhibits.

(b) Reports on Form 8-K

     (1) On January 31, 2003, the Company filed an amended Current Report on Form 8-K/A, amending the Current Report on Form 8-K filed on October 9, 2002, disclosing that the Company executed a Share Exchange Agreement with Network 60, LLC ("Network 60"), a New York limited liability company (the "Share Exchange Agreement"). In connection with the Company's due diligence of Network 60 and accompanying review of the Company's business strategy, the Company has decided not to proceed with the Share Exchange Agreement. Accordingly, no shares of the Registrant will be exchanged for shares of Network 60 and the Share Exchange Agreement has been terminated.

     (2) On April 9, 2003, the Company filed an Current Report on Form 8-K disclosing the Company executed a Asset Purchase Agreement with John Simpson acquiring United States Patent #6,530,580 (the "Patent") in exchange for 711,992 shares of Dtomi's common stock and the assumption by Dtomi of certain liabilities relating to costs associated with commercializing the technology underlying the Patent. In connection with the acquisition of the Patent, Dtomi has effected a 1-for-20 reverse-split of its issued and outstanding stock. Effective April 7, 2003, John "JT" Thatch resigned as President of Dtomi. Mr. Thatch will continue to serve as the Company's Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DTOMI, INC.

Dated:  April 15, 2003                         By: /s/  John Thatch
                                                  ------------------------------
                                                  Chief Executive Officer
                                                  (Principal Executive and
                                                   Financial Officer)

                             CERTICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Thatch, certify that:

1. I have reviewed this annual report on Form 10-KSB of Dtomi, Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

                                      /s/  John Thatch
                                     -------------------------------------------
                                     Chief Executive Officer
                                     (principal executive and financial officer)

                                  EXHIBIT INDEX

Exhibit
Number                                Title
------- ------------------------------------------------------------------------

3.1.1 Articles of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on
        November 26, 1999);

3.1.2   Certificate  of  Amendment to Articles of  Incorporation  of the Company
        (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on November 26, 1999);

3.1.3 Certificate of Amendment to Articles of Incorporation of the Company filed October 25, 2001 (incorporated by reference to the Company's
        Quarterly Report on Form 10-QSB filed on December 18, 2001);

3.2     Bylaws  of the  Company  (incorporated  by  reference  to the  Company's
        Registration Statement on Form 10-SB 12G/A filed on November 26, 1999);

10.1    Dtomi,  Inc.  2001 Stock Option Plan  (incorporated  by reference to the
        Company's Quarterly Report on Form 10-QSB filed on December 18, 2001);

10.2    International   Manufacturers  Gateway,  Inc.  2000  Stock  Option  Plan
        (incorporated  by reference to the  Company's  Quarterly  Report on Form
        10-QSB filed on December 18, 2001);

10.3    Agreement  and Plan of Merger,  dated October 24, 2001, by and among the
        Copper  Valley  Minerals  Ltd.,  International   Manufacturers  Gateway,
        Inc.and  Dtomi  Acquisition  Corp.  (incorporated  by  reference  to the
        Company's Current Report on Form 8-K filed on November 7, 2001);

10.4    Stock  Purchase  Agreement,  dated  September  24, 2001, by and among J.
        Stephen Barley, Sarah Dankert, Michael Schliman, Zaida Torres and Copper
        Valley Minerals Ltd. (incorporated by reference to the Company's Current
        Report on Form 8-K filed on October 11, 2001);

10.5 Employment Agreement, dated January 28, 2002, by and between the Company and John "JT" Thatch (incorporated by reference to the Company's Current
        Report on Form 8-K filed on October 11, 2001);

10.6    Revised  Employment  Agreement  dated  November 27, 2002, by and between
        Company and John "JT" Thatch;

10.7    Asset Purchase Agreement dated April 7, 2003, by and between Company and
        John Smith (incorporated by reference to the Company's Current Report on
        Form 8-K filed on April 9, 2003); and

99.1    Certifying  Statement  of the Chief  Executive  Officer  pursuant  to 18
        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

                                   Dtomi, Inc.
                          (A Development Stage Company)

                              Financial Statements

                           December 31, 2002 and 2001

                                   Dtomi, Inc.
                          (A Development Stage Company)

                                    Contents


                                                                            Page
                                                                            ----
Independent Auditors' Report                                                 1

Balance Sheets                                                               2

Statements of Operations                                                     3

Statements of Changes in Stockholders' Equity (Deficiency)                   4

Statements of Cash Flows                                                     5

Notes to Financial Statements                                               6-20

                          Independent Auditors' Report

To the Board of Directors of:
    Dtomi, Inc.
    (A Development Stage Company)

We have audited the accompanying balance sheet of Dtomi, Inc. (a development stage company) as of December 31, 2002 and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended December 31, 2002 and 2001 and for the period from September 20, 2000 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Dtomi, Inc. (a development stage company) as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and for the period from September 20, 2000 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has net losses in 2002 of $1,579,752, a stockholders' deficiency of $807,156 and an accumulated deficit during development stage of $5,578,373 at December 31, 2002; cash used in operations in 2002 of $505,902, a working capital deficit of $870,406 at December 31, 2002, and is a development stage company with no revenues. These matters raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 12, 2003

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS

                                                                       2002
                                                                    -----------
CURRENT ASSETS

Cash                                                                $     6,269
                                                                    -----------
TOTAL CURRENT ASSETS                                                      6,269
                                                                    -----------

PROPERTY AND EQUIPMENT, NET                                              63,250
                                                                    -----------


TOTAL ASSETS                                                        $    69,519
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Loans payable                                                       $   483,530
Accounts payable                                                         35,501
Accounts payable, related party                                         272,197
Accrued interest                                                         34,000
Due to affiliate                                                         30,991
Accrued compensation                                                     20,456
                                                                    -----------
TOTAL CURRENT LIABILITIES                                               876,675
                                                                    -----------

STOCKHOLDERS' DEFICIENCY

Preferred stock, $.001 par value, 25,000,000 shares authorized,
 none issued and outstanding                                                 --
Common stock, $0.001 par value, 140,000,000 shares authorized,
 970,900 shares issued and outstanding                                      971
Additional paid-in capital                                            4,801,698
Deficit accumulated during development stage                         (5,578,373)
                                                                    -----------
                                                                       (775,704)

Less deferred consulting fees                                           (31,452)
                                                                    -----------

TOTAL STOCKHOLDERS' DEFICIENCY                                         (807,156)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $    69,519
                                                                    ===========

                 See accompanying notes to financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF CHANGES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
            FROM SEPTEMBER 20, 2000 (INCEPTION) TO DECEMBER 31, 2002



                                                                              COMMON STOCK                 ADDITIONAL
                                                                     ------------------------------         PAID - IN
                                                                       SHARES             AMOUNT             CAPITAL
                                                                     -----------        -----------        -----------
         Recapitalization - Issuance to
           predecessor founders                                          250,000        $       250        $      (250)
         Recapitalization - Issuance to
           predecessor common stockholders                                23,598                 24                (24)
         Recapitalization - Issuance to
           predecessor Preferred Series A stockholders                    35,924                 36                (36)
         Recapitalization - Issuance to
           predecesssor Preferred Series B stockholders                   51,844                 52                (52)
         Recapotalization - Issuance to
           predecessor Preferred Series C stockholders                    11,500                 12                (12)
         Reorganization - Difference between
           assets purchased and liabilities assumed                           --                 --           (323,045)
         Common stock issued for Conversion
           of debt and accrued interest                                    8,593                  8            343,703
         Common stock issued for services to
           employees and consultants                                      19,875                 20            794,980
         Common stock options issued to
           employees and consultants                                          --                 --          1,402,650
         Issuance common stock for cash                                      312                  0             12,500
         Net loss, September 20, 2000 (inception)
           to December 31, 2000                                               --                 --                 --
                                                                     -----------        -----------        -----------
         Balance, December 31, 2000                                      401,646                402          2,230,414
         Stock (Preferred Series A) issued for cash                        3,875                  4            154,996
         Common stock options issued to employees
           and consultants                                                    --                 --             45,600
         Issuance of shares as settlement to
           warrant holders                                                 1,511                  1             12,089
         Common share issued as settlement                                12,375                 12             98,988
         Net loss, 2001                                                       --                 --                 --
                                                                     -----------        -----------        -----------
         Balance, December 31, 2001                                      419,407                419          2,542,086
         Recapitalization - Stock deemed issued to
           Dtomi, Inc. original stockholders                             304,950                305               (305)
         Recapitalization - Shares issued to predecessor
           for note and loan settlements                                  54,283                 54                (54)
         Settlement for trade creditors of predecessor                    10,000                 10            321,990
         Recapitalization adjustment                                          --                 --            510,530
         Common stock issued to former officer                               750                  1             28,349
         Common stock options issued to officer                               --                 --             64,113
         Common stock issued in exchange for loans                        63,076                 63            913,954
         Common stock issued in exchange for accounts payable             29,934                 30            239,440
         Common stock issued for services                                 58,500                 59             81,441
         Common stock options issued for debt                                 --                 --             83,994
         Common stock options granted to employee                         16,183             16,183
         Common stock issued upon exercise of options                     30,000                 30                (24)
         Net loss, 2002                                                       --                 --                 --
                                                                     -----------        -----------        -----------
         BALANCE, DECEMBER 31, 2002                                      970,900                971          4,801,698
                                                                     ===========        ===========        ===========



                                                                          ACCUMULATED         DEFERRED
                                                                            DEFICIT           CONSULTING            TOTAL
                                                                          -----------         -----------         -----------
         Recapitalization - Issuance to
           predecessor founders                                           $        --         $        --         $        --
         Recapitalization - Issuance to
           predecessor common stockholders                                         --                  --                  --
         Recapitalization - Issuance to
           predecessor Preferred Series A stockholders                             --                  --                  --
         Recapitalization - Issuance to
           predecesssor Preferred Series B stockholders                            --                  --                  --
         Recapotalization - Issuance to
           predecessor Preferred Series C stockholders                             --                  --                  --
         Reorganization - Difference between
           assets purchased and liabilities assumed                                --                  --            (323,045)
         Common stock issued for Conversion
           of debt and accrued interest                                            --                  --             343,711
         Common stock issued for services to
           employees and consultants                                               --                  --             795,000
         Common stock options issued to
           employees and consultants                                               --                  --           1,402,650
         Issuance common stock for cash                                            --                  --              12,500
         Net loss, September 20, 2000 (inception)
           to December 31, 2000                                            (2,427,366)                 --          (2,427,366)
                                                                          -----------         -----------         -----------
         Balance, December 31, 2000                                        (2,427,366)                 --            (196,550)
         Stock (Preferred Series A) issued for cash                                --                  --             155,000
         Common stock options issued to employees
           and consultants                                                         --                  --              45,600
         Issuance of shares as settlement to
           warrant holders                                                         --                  --              12,090
         Common share issued as settlement                                         --                  --              99,000
         Net loss, 2001                                                    (1,571,255)                 --          (1,571,255)
                                                                          -----------         -----------         -----------
         Balance, December 31, 2001                                        (3,998,621)                 --          (1,456,115)
         Recapitalization - Stock deemed issued to
           Dtomi, Inc. original stockholders                                       --                  --                  --
         Recapitalization - Shares issued to predecessor
           for note and loan settlements                                           --                  --                  --
         Settlement for trade creditors of predecessor                             --                  --             322,000
         Recapitalization adjustment                                               --                  --             510,530
         Common stock issued to former officer                                     --                  --              28,350
         Common stock options issued to officer                                    --                  --              64,113
         Common stock issued in exchange for loans                                 --                  --             914,017
         Common stock issued in exchange for accounts payable                      --                  --             239,470
         Common stock issued for services                                          --             (31,452)             50,048
         Common stock options issued for debt                                      --                  --              83,994
         Common stock options granted to employee
         Common stock issued upon exercise of options                              --                  --                   6
         Net loss, 2002                                                    (1,579,752)                 --          (1,579,752)
                                                                          -----------         -----------         -----------
         BALANCE, DECEMBER 31, 2002                                        (5,578,373)            (31,452)           (807,156)
                                                                          ===========         ===========         ===========

                                   DTOMI, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                                              From
                                                                        September 20, 2000
                                                                            (Inception)
                                                                                to
                                               Year Ended December 31,      December 31,
                                                 2002           2001            2002
                                              -----------    -----------    -----------
REVENUES                                      $        --    $    11,837    $    11,837
Cost of sales                                          --            213            213
                                              -----------    -----------    -----------
GROSS PROFIT                                           --         11,624         11,624
                                              -----------    -----------    -----------

OPERATING EXPENSES

Compensation                                      225,596        339,887      2,095,483
Consulting                                         89,623        369,028      1,195,606
Depreciation                                       86,363         74,546        164,439
General and administrative                         63,926        286,636        360,309
Professional fees                                 511,725        123,499        744,398
Rent                                               56,496         30,528         87,024
Impairment loss                                   135,429         55,177        223,439
Sales, marketing and advertising                       --         75,664         75,664
                                              -----------    -----------    -----------
TOTAL OPERATING EXPENSES                        1,169,158      1,354,965      4,946,362
                                              -----------    -----------    -----------

Loss from Operations                           (1,169,158)    (1,343,341)    (4,934,738)
                                              -----------    -----------    -----------

OTHER INCOME (EXPENSE)

Other income                                           --         36,466         36,466
Settlement gain (loss), net                      (361,594)      (223,831)      (585,425)
Interest expense                                  (49,000)       (40,549)       (94,676)
                                              -----------    -----------    -----------
TOTAL OTHER INCOME (EXPENSE), NET                (410,594)      (227,914)      (643,635)
                                              -----------    -----------    -----------

NET LOSS                                      $(1,579,752)   $(1,571,255)   $(5,578,373)
                                              ===========    ===========    ===========

Net loss per share - basic and diluted        $     (1.87)   $     (3.88)   $     (9.62)
                                              ===========    ===========    ===========

Weighted average number of shares
  outstanding during the period - basic and
  diluted                                         844,306        405,466        579,856
                                              ===========    ===========    ===========


                 See accompanying notes to financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                      From
                                                                               September 20, 2000
                                                                                  (Inception) to
                                                      Year Ended December 31,      December 31,
                                                         2002         2001           2002
                                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                             $(1,579,752)   $(1,571,255)   $(5,578,373)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Stock based expenses for services                        158,694        156,690      2,513,034
Bad debt                                                      --             --          1,125
Depreciation                                              86,363         74,546        164,439
Impairment loss and other asset write-offs               135,429             --        172,688
Stock based settlement loss                              361,594             --        361,594
Other settlement loss                                         --         70,241         70,241
Compensation converted to promissory note                 15,000             --         15,000
Changes in operating assets and liabilities:
(Increase) decrease in:

Accounts receivable                                           --           (310)          (310)
Increase (decrease) in:
Accounts payable                                         264,714        214,017        567,407
Accrued interest and expenses                             34,000        164,999        204,265
Accrued compensation, officer                             20,456             --         20,456
                                                     -----------    -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                   (503,502)      (891,072)    (1,488,434)
                                                     -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment                            --         (2,700)        (2,700)
Purchase of keywords intangible asset                     (2,400)        (2,400)
Deposits                                                      --           (120)          (120)
Loan to predecessor                                           --             --       (152,207)
                                                     -----------    -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                     (2,400)        (2,820)      (157,427)
                                                     -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment on former officer note                          (2,450)            --         (2,450)
Cash acquired in asset purchase                               --             --          9,740
Cash overdraft                                                --          5,107          5,107
Proceeds from notes payable                              483,530        723,762      1,441,142
Proceeds from affiliate loans                             30,991             --         30,991
Proceeds from exercise of warrants and options               100        155,000        167,600
                                                     -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                512,171        883,869      1,652,130
                                                     -----------    -----------    -----------


Net Increase (Decrease) in Cash                            6,269        (10,023)         6,269

Cash and Cash Equivalents at Beginning of Period              --         10,023             --
                                                     -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $     6,269    $        --    $     6,269
                                                     ===========    ===========    ===========



Supplemental Disclosure of Non-Cash Investing and Financing Activities:

In December 2000, the Company acquired net liabilities of $323,045 from a related party. The differential was charged to additional paid-in capital.

During 2001, the Company exchanged equipment with a book value of $112,257 for accounts payable of $42,016.


                 See accompanying notes to financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


A loss on settlement of $70,241 was charged to operations.

In 2002 the Company settled various debt and services with common stock (see
Note 7)

In 2002 the Company settled $12,500 of debt with 70,000 common shares.

The Company issued 30,000 common stock options for $60,000 of accounts payable to a related party.


                 See accompanying notes to financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 1   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         (B) USE OF ESTIMATES

         In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period. Actual results may differ from these estimates.

         (C) CASH EQUIVALENTS

         For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

         (D) PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


         the straight-line method over the estimated useful life's of the computer and equipment assets of three years.

         (E) WEBSITE DEVELOPMENT COSTS

         In accordance with EITF Issue No. 00-2, the Company accounts for its website development in accordance with Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1").

         SOP 98-1 requires the expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application development stage. The Company amortizes the capitalized cost of software developed or obtained for internal use over an estimated life of three years. There were no capitalized software costs as of December 31, 2002.

         (F) LONG-LIVED ASSETS

         The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the expected future undiscounted cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value, and an impairment loss is recognized.

         (G) REVENUE RECOGNITION

         Revenues are recognized from advertising sales pro-rata as earned.

         (H) ADVERTISING

         In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred.

         (I) STOCK-BASED COMPENSATION

         The Company has elected to account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

         The Company accounts for stock options issued to non-employees for goods or services in accordance with SFAS 123 and related EITF 96-18.

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


         Under Statements 123, non-employee stock-based compensation is accounted for based on the fair value of the consideration received or equity instruments issued, whichever is more readily determinable. However, Statement 123 does not address the measurement date and the recognition period. EITF 96-18 states a consensus that the measurement date should be the earlier of the date at which a commitment for performance by the counterparty is reached or the date at which the counterparty's performance is complete.

         (J) INCOME TAXES

         The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

         (K) NET LOSS PER COMMON SHARE

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The assumed exercise of common stock equivalents was not utilized since the effect was antidilutive. At December 31, 2002, there were outstanding options to purchase 142,690 shares of common stock, which may dilute future earnings per share.

         (L) FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

         The carrying amounts of the Company's short-term financial instruments, including cash overdraft, notes and loans payable, accounts payable, and accrued expenses, approximate fair value due to the relatively short period to maturity for these instruments.

         (M) RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company.

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


         Statement No. 141 "Business Combinations" ("SFAS 141") establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity.

         Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 142 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

         Statement No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

         Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 144 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


         Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145") updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

         Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

         Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of Statement 148 for the year ended December 31, 2002, but will continue to use the method under APB 25 in accounting for stock options. The adoption of the disclosure provisions of Statement 148 did not have a material impact on the Company's financial position, results of operations or liquidity.

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 2   ASSET PURCHASE AND REORGANIZATION OF PREDECESSOR COMPANY

In December 2000, the Company, then known as IMG, purchased substantially all of the assets and liabilities of American Manufacturers.com, Inc., a predecessor company, in exchange for 943,905 shares of IMG's common stock, 3,970,710 shares of the IMG's convertible preferred stock - Series A, options to purchase 246,000 shares of the IMG's preferred stock exercisable at $1.00 per share through October 17, 2003 to be used to settle certain liabilities, and options to purchase 925,000 shares of the IMG's convertible preferred stock - Series A exercisable at $1.00 per share through October 17, 2003. In addition, $152,207 of advances owed by American Manufacturers.com, Inc. to the Company was used as the cash portion of the purchase price. The purpose of the transaction was to allow a change in the shareholder structure and change in management to facilitate a change in business plan and strategy and to facilitate the raising of additional capital.

The common stockholders of American Manufacturers.com, Inc. obtained over a 50% voting interest in the Company after distribution of the Company's shares to those stockholders by American Manufacturers.com, Inc. Accordingly, this transaction is treated as a related party transaction with the Company as the successor to American Manufacturers.com, Inc. The assets acquired, and liabilities assumed were recorded on the Company's books at their historical cost basis to American Manufacturers.com, Inc.

The difference of $323,045 between the assets acquired and liabilities assumed was charged to additional paid-in capital.

The following unaudited pro forma information for the Company gives effect to the asset acquisition as if the Companies had merged as entities under common control on May 25, 1999. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Companies been combined on the date indicated.

                                                                   From May 25, 1999
                                                                     (inception) to
                                                                      December 31,
                                 2001               2000                 2001
                              -----------         -----------         -----------
Revenues                      $    11,837         $     8,436         $    20,273
Gross Profit                  $    11,624         $     7,131         $    18,755
Operating expenses            $ 1,243,875         $ 5,531,563         $ 7,702,480
Other income (expense)        $  (339,004)        $   (23,654)        $  (359,276)
Net loss                      $(1,571,255)        $(5,548,086)        $(8,043,001)


On January 21, 2002 (the "Recapitalization Date"), pursuant to an asset acquisition agreement, the Dtomi, Inc. purchased substantially all of the assets and certain liabilities of IMG, in exchange for 483,690 shares of the Dtomi's common stock of which 64,283 shares were to be used to settle certain liabilities if IMG. Based on the 419,407 shares to be retained by IMG, IMG obtained an approximate 58% voting interest in the Company. As IMG obtained control of Dtomi, the transaction is accounted for as a recapitalization of IMG. Accordingly, the operations reflected in the accompanying consolidated financial statements represent the historical operations of IMG and the operations of Dtomi, Inc. from the Recapitalization Date.

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 3   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

   Computers and equipment                   $     63,250
   Less: accumulated depreciation                    --
                                             ------------
                                             $     63,250
                                             ============

At December 31, 2002, the Company evaluated the recoverability of its computers and equipment in accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Based on its evaluation, an impairment loss of $133,029 was recognized and the assets were reduced to their net estimated fair value of $63,250. The Company will depreciate these assets over their remaining estimated useful life of 25 months.

The Company also recognized an impairment loss of $2,400 related to a "keywords" intangible asset purchased in 2002.

Depreciation during 2002 and 2001 was $86,363 and $74,546, respectively.

During 2001, the Company exchanged assets with a net book value of $86,205 for a payable to a vendor of $15,965. A settlement loss of $70,240 on the exchange was recognized.

NOTE 4   WEBSITE DEVELOPMENT COSTS

Pursuant to SOP 98-1, during 2001, the Company capitalized $55,177 in software application development costs paid to third party contractors to develop their website. The Company had not placed the software in service as of December 31, 2001 and therefore no amortization was charged to operation through December 31, 2001. The total amount of $55,177 was charged to operations as an impairment loss prior to the sale of IMG assets to Dtomi. (See Note 2)

NOTE 5   NOTES AND LOANS PAYABLE

On the Recapitalization Date (see Note 2), the Company assumed $910,867 of loans and notes payable and $315,295 of accounts payable. In May 2002, the $910,867 loan balance was settled for 59,576 common shares valued at $8.00 per share based on the trading price of the common stock. No gain or loss was recognized. (See Note 7(A))

During the year ended December 31, 2002, the Company received $483,530 of open advances from unrelated parties. Although the loans were open advances, the Company may be liable for accrued interest at 10%. Accordingly, the Company has accrued an estimated $34,000 in interest expensed in 2002. The loans are classified as current loans payable on the accompanying consolidated financial statements.

NOTE 6   COMMITMENTS AND CONTINGENCIES

         (A) LIABILITIES AND OTHER COMMITMENTS OF IMG NOT ASSUMED

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

         The Company has only assumed certain liabilities of IMG and has taken the position that as a separate and distinct entity from IMG, the Company is not responsible for unassumed liabilities. The following unaudited information provides an estimate of the liabilities of IMG, which were not assumed by the Company but may present a contingency should the Company's position be challenged:

         Accounts payable                $  397,068
         Accrued liabilities                131,821
                                         ----------
                                         $  528,889
                                         ==========

         In 2002, a former officer of IMG obtained a judgment against IMG for $109,308. The Company does not believe it is liable for that judgment amount as the Company is a separate entity from IMG.

         IMG has been issued 10,000 common shares of Dtomi to be used for potential settlement of the above liabilities not assumed (see Note 2)

         In addition, IMG owes 2,500 of its shares (as restated for the exchange ratio) of common stock to a creditor as a default penalty on a note payable.

         IMG committed to grant options to purchase approximately 102,100 shares (as restated for the exchange ratio) of common stock during 2000 and 2001 under various agreements. As of September 30, 2002, these options have not been granted.

         At the recapitalization date, there were 2,345,000 options to purchase common shares of IMG that were not converted to options of Dtomi. Such options expire through December 31, 2003.

         As part of the purchase price paid by IMG for the purchase of assets and liabilities of American Manufacturers.com, Inc. on December 15, 2000, the IMG issued an aggregate 1,171,000 options to purchase convertible preferred stock - Series A of IMG, exercisable at $1.00 through October 17, 2003. These options were not converted to options of Dtomi on the recapitalization date. These IMG options remain outstanding as of December 31, 2002 and as of the date of the accompanying audit report.

         (See Note 2)

         (B) OFFICE LEASE WITH RELATED PARTY

         The Company pays rent to a company (the "landlord") where the President of the Company is also an officer of the landlord. The lease term is one year commencing February 1, 2002 and rent is $4,800 per month. Total fees paid or accrued in 2002 were $52,800 and $3,696 in January 2002.

         (C) EMPLOYMENT AGREEMENT

         The Company executed an employment agreement with its president on January 28, 2002 as amended on November 21, 2002. The agreement stipulates an annual salary of $120,000, annual accountable expenses of $10,000, and $1,200 per month of reimbursement for stipulated benefits. The first twelve months of the salary portion however is reduced to $75,000. The president was also granted stock options (see Note 7C))

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


         The Company executed a three-year employment agreement with its director of operations on December 2, 2002. The agreement stipulates an annual salary of $60,000, a sign-on bonus allowing him the purchases up to a cumulative aggregate of 5% of all issued and outstanding stock of the Company, and an annual stock bonus equal to $25,000 worth of stock paid 2.5 months after the close of each fiscal year and as measured using the average closing price in the 30 days prior to each year end. (See Note 7(C))

NOTE 7   STOCKHOLDERS' EQUITY (DEFICIENCY)

         (A) STOCK ISSUANCES

         In September 2000, the Company issued 250,000 common shares to the predecessor's founders for no consideration with the intent of acquiring the business, assets, and liabilities of American Manufacturers.com, Inc. in a reorganization transaction. A majority of the founders were stockholders of American Manufacturers.com, Inc. Accordingly, the transaction was treated as reorganization with the par value of stock issued charged to additional paid-in capital. (See Note
         2)

         In January 21, 2002, the "recapitalization date" (see Note 2) the Company issued 23,598, 35,924, 51,844 and 11,500 common shares the IMG's common stockholders, preferred series A stockholders, preferred series B stockholders and preferred series B stockholders, respectively. All of these issuances are accounted for as a recapitalization of IMG with no net accounting effect and are deemed to have been issued at the original issuance date of the IMG common and preferred shares in fiscal year 2000.

         In December 2000, certain creditors converted their debt and accrued interest of $343,711 to 8,593 common shares of the Company at a $40.00 per share basis. As the value of the stock was determined to be $40.00 based on a contemporaneous offering, there was no gain or loss recognized.

         In December 2000, the Company granted 19,875 common shares to employees and consultants for services rendered. The shares were valued at the contemporaneous offering price of $40.00. An expense of $795,000 was recognized.

         In December 2000, the Company issued 312 common shares for $12,500.

         During February 2001, the Company issued 3,875 common shares for $155,000.

         In September 2001, the Company granted a former officer of the Company options to purchase 12,500 shares of common stock. The options were valued, pursuant to SFAS 123, resulting in a settlement loss of $42,600.

         In December 2001, the Company settled disputes with various consultants by issuing them 1,511 common shares valued at the creditor debt conversion offering price of $8.00. A settlement expense of $12,090 was recognized.

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


         In December 2001, the Company settled a dispute with a stockholder by issuing 12,375 common shares valued at the creditor debt conversion offering price of $8.00. A settlement loss of $99,000 was recognized.

         In January 2002, pursuant to the recapitalization, the original stockholders of Dtomi are deemed to have been issued 304,950 common shares of the Company. (See Note 2)

         Pursuant to the acquisition agreement (See Note 2), 54,283 of the 64,283 common shares were recorded as common stock at par value, with an offsetting charge to additional paid-in capital since they were to be used to settle certain liabilities assumed by Dtomi (see above). At December 31, 2002 there were 10,000 reserved common shares accounted for as a settlement expense in the first quarter of fiscal 2002 at a fair market value of $32.20 per share on the recapitalization date resulting in an expense of $322,000.

         In January 2002, the then President of the Company was granted 15,000 common shares for services rendered. The shares were valued at the trading price on the grant date resulting in a compensation expense of $28,350. The shares were never issued. This individual was also a creditor for a note payable of $12,550. The total amount of the note payable and the 15,000 shares was settled on October 22, 2002 for 85,000 common shares (see below). The Company allocated 15,000 of the settlement shares to the 15,000 shares issuable and 70,000 of the settlement shares to the $15,000 debt resulting in a gain on settlement of $9,400 based on the $.045 per share trading price on the settlement date.

         In May 2002, 59,576 new common shares were issued and 54,283 reserved common shares were transferred to creditors for $910,867 of loans, notes and accrued interest. The shares were valued at $8.00 per share based on the trading price on the settlement date resulting in no gain or loss. (See Note 2)

         In May 2002, 29,934 common shares were issued to settle $239,470 in accounts payable. The shares were valued at $8.00 per share based on the trading price at the settlement date resulting in no gain or loss.

         In May 2002, 3,500 common shares were issued for services rendered resulting in a consulting expense of $42,000 based on the $12 per share trading price on the grant date.

         On August 28, 2002 the Company's legal counsel exercised options for 30,000 common shares at $0.0002 per share or an aggregate $6 which was paid for by reducing the accounts payable to the legal counsel. (See
         Note 7(C))

         On October 22, 2002, the Company granted 5,000 common shares to each of three individuals for services rendered. The trading value of the stock on the settlement date was $0.90 resulting in a value for the shares of $4,500, which was recognized immediately as consulting expense.

         On October 22, 2002, a $12,550 note and 750 shares issuable were settled in exchange for a total of 4,250 common shares. The trading value of the stock on the settlement date was $0.90 resulting in a value for the excess 3,500 shares of $3,150. A gain on settlement of $9,400 was recognized.

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


         On November 25, 2002, the Company authorized and issued 20,000 common shares to be registered on Form S-8 and 30,000 restricted shares for consulting services under a 12-month consulting agreement terminating on November 24, 2003. Since the shares were considered fully vested and non-forfeitable upon issuance, they were valued based on the trading price of $0.70 on the November 25, 2002 measurement date resulting in an aggregate value of $35,000. The $35,000 is being recognized over the 12-month term with $3,548 recognized as consulting expense in 2002 and $31,452 recorded as a deferred consulting fee component of equity at December 31, 2002.

         On December 3, 2002, the Company granted 50,000 common shares under a one-year consulting agreement (see Note 6). The shares were vested immediately resulting in a measurement date and a computed value of $35,000 based on the $0.70 quoted trading price of the stock on the grant date. The Company recognized a consulting expense of $3,548 in 2002 and reflects a deferred consulting expense of $31,452 deducted from equity at December 31, 2002.

         (B) PREFERRED STOCK

         The Company has authorized 25,000,000 shares of preferred stock. The Board of Directors at its discretion may determine the rights and preferences of the preferred stock.

         (C) STOCK OPTIONS

         Officers, employees or directors of the Company or other such persons who are not employees as the plan administrator shall select are awarded non-transferable incentive or non-qualified options periodically for the purchase of common stock of the Company under the Company's 2001 Stock Option Plan (the "Plan") which authorizes grants for up to 2,000,000 shares of the Company's common stock and was effective December 1, 2001. The options, which typically expire not greater than ten years from the grant date, but may expire earlier as determined by the compensation committee of the Board of Directors, vest as determined by the compensation committee of the Board of Directors. If vesting is not specified, the options shall vest at 20% per year over a period of five years. Upon termination of employment, for any reason other than cause, death, or disability, all rights to exercise options shall terminate three months after the date of employment termination. If termination is due to death or disability, all rights to exercise options shall terminate one year after such date. If termination is for cause, all rights to exercise options shall terminate on the date of employment termination.

         During 2001, $2,250 of compensation cost was recognized for options issued under the Company's prior Non-Qualified Stock Option and Restricted Stock Plan (the "Plan") which was effective September 15, 2000.

         On August 28, 2002, pursuant to the Company's 2001 Stock Option Plan, the Board of Directors granted to the Company's legal counsel, who is a director of the Company, stock options to purchase 30,000 common shares in exchange for $60,000 of accounts payable due. The options were exercisable immediately at $0.0002 per share or an aggregate $6. The options were simultaneously exercised on August 28, 2002 and the $6 was paid with the

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


         reduction of accounts payable owned to the legal counsel. The trading value of the common stock on the grant date was $2.80, resulting in a value per share of $2.80 under the Black-Scholes option pricing method in accordance with SFAS 123 using the following assumptions: expected dividend yield 0%, risk-free interest rate of 2.32%, volatility of 129% and a nil term due to immediate exercise. The aggregate value of the options was $83,994, resulting in a settlement loss of $23,994.

         On January 28, 2002, the Company granted a variable amount of options pursuant to the employment agreement with its President. The agreement stipulated a grant equal to 10% of the outstanding shares of the Company. Under the variable accounting method of APB 25 and related interpretations, which increases or decreases the related compensation expense at each balance sheet date based on the fair market value of the aggregate options at that date, the Company's compensation expense fluctuated up and down during the year. In November 2002, the employment agreement was amended to fix the quantity of options to 91,590, amend the exercise price to $0.10 and extend the term to November 20, 2005 The compensation expense was adjusted to a final value for the year of $64,113 based upon the intrinsic value of those options on the amendment date. The intrinsic value per option was computed as the trading price of $0.80 on the amendment date less the exercise price of $0.10 or $0.70.

         On December 2, 2002, the Company granted anti-dilutive options under a new employment contract with its Director of Operations. The employee is to receive options to purchase an aggregate 5% of the issued and outstanding common shares during the three term of the contract at an exercise price of $0.20 per share. Accordingly, 51,100 options were issuable to the employee as of December 31, 2002. The options were valued at $16,183 using the intrinsic value method under APB 25 resulting in an immediate compensation expense of $16,182 since the options were fully vested at the grant date.

         Had compensation cost for the Company's stock-based compensation plan been determined on the fair value at the grant dates for awards under that plan, consistent with Statement of Accounting Standards No 123, "Accounting for Stock Based Compensation" (Statement No. 123), the Company's net loss would increased to the pro-forma amounts indicated below.

                                                                                              From
                                                                                      September 20, 2000
                                                                                          (Inception)
                                                                                              to
                                                                                          December 31,
                                                  2002                  2001                 2002
                                             -------------         -------------         -------------
        Net loss          As reported        $  (1,579,752)        $  (1,571,255)        $  (5,578,373)
                                             -------------         -------------         -------------
                          Pro forma          $  (1,584,799)        $  (1,571,555)        $  (5,583,420)
        Net loss per share - basic
          and diluted     As reported        $       (1.87)        $       (3.88)        $       (9.62)
                          Pro forma          $       (1.88)        $       (3.88)        $       (9.63)


         The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net income (loss) for future years due to, among other things, the effects of vesting.

         For financial statement disclosure purposes, the fair market value of each stock option granted to employees was estimated on the date of grant using the Black-Scholes Model in accordance with Statement No. 123 using the following assumptions for 2001: expected dividend yield

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


         0%, risk-free interest rate of 3.12%, volatility 0% and expected term of two years and the following assumptions for 2002: expected dividend yield 0%, risk-free interest rate of 1.92%, volatility 57% and expected term of two years

         For stock options issued to consultants, the Company applies SFAS 123. Accordingly, consulting expense of $850 was charged to operations in 2001 and settlement expense of $42,500 was charged to operations in 2001. There were no stock options granted to consultants in 2002.

         For financial statement disclosure purposes and for purposes of valuing stock options issued to consultants and as settlement in the accompanying financial statements, the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS 123 using the following weighted-average assumptions in 2001: expected dividend yield 0%, risk-free interest rate of 3.12%, volatility 0% and expected term of two years.

         None of the options outstanding in IMG were converted to options of Dtomi (see Note 6(A). A summary of the options in Dtomi issued to officers and for legal services during 2002 and changes during the year is presented below:

                                                         Number of    Weighted Average
                                                          Options       Exercise Price
                                                          -------       --------------
         Stock Options
         Balance at January 1, 2002                            --         $    --
         Granted                                          172,690         $   0.12
         Exercised                                        (30,000)        $ 0.0002
         Forfeited                                             --               $-
                                                         --------         --------
         Balance at December 31, 2002                     142,690         $   0.14
                                                         ========         ========

         Options exercisable at December 31, 2002         142,690         $   0.14
                                                         --------         --------
         Weighted average fair value of options
           granted during the period                                      $   1.00
                                                                          ========

         The following table summarizes information about employee stock options and consultant warrants outstanding at December 31, 2002:

                               Options Outstanding                                              Options Exercisable
----------------------------------------------------------------------------------    -----------------------------------------
                                                    Weighted
                                                    Average            Weighted
        Range of                                   Remaining           Average               Number                Weighted
        Exercise        Number Outstanding        Contractual          Exercise          Exercisable at            Average
         Price         at December 31, 2002           Life              Price           December 31, 2002       Exercise Price
      -------------    ---------------------     ---------------     -------------    ----------------------    ---------------
          $   0.10                  91,590           4.89 Years         $   0.10                    91,590         $      0.10
                       ---------------------                         -------------    ----------------------    ---------------
              0.20                  51,100           2.92 Years             0.20                    51,100                0.20
                       =====================                         =============    ======================    ===============
                                   142,690                              $   0.14                   142,690         $    0.005
                       =====================                         =============    ======================    ===============


NOTE 8   INCOME TAXES

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


There was no income tax expense for the periods ended December 31, 2002 and 2001 due to the Company's net losses.

The Company's tax expense differs from the "expected" tax expense for the periods ended December 31, 2002 and 2001, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                          2002              2001
                                                     -------------    -------------
 Computed "expected" tax expense (benefit)           $   (537,116)        (534,227)
 Equity based expenses                                     53,956
 Change in valuation allowance                            483,160          534,227
                                                     -------------    -------------
                                                     $        --      $        --
                                                     =============    =============


The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2002 are as follows:


                                                        2002
                                                    --------------
Deferred tax assets:

Net operating loss carryforward                     $  1,842,961
                                                    -------------
Total gross deferred tax assets                        1,842,961
Less valuation allowance                              (1,842,961)
                                                    -------------
Net deferred tax assets                             $       --
                                                    =============


The Company has a net operating loss carryforward of approximately $5,419,679 available to offset future taxable income through 2022.

The valuation allowance at January 1, 2002 was $1,359,531. The net change in valuation allowance during the year ended December 31, 2002 was an increase of $483,160.

NOTE 9   RELATED PARTIES

The Company has $272,197due to its outside legal counsel firm. The principal of that firm is a director of the Company.

The Company expensed $56,496 in rent due to an affiliate.

NOTE 10  SHARE EXCHANGE AGREEMENT AND TERMINATION FEE

On October 2, 2002, the Company executed a binding Share Exchange Agreement (the "Agreement") with a New York Limited Liability Company (the "LLC"), to purchase all of the units of ownership. The terms of the Share Exchange Agreement provided for a closing no later than October 31, 2002. In December 2002, the Company executed a revision to the Agreement to extend the closing date for a $25,000 fee to be applied to future consulting or to be used, as a termination fee of the purchase does not close. As of December 31, 2002, management expected that the purchase would not close and accordingly expensed the $25,000 as a settlement fee since recoverability of the fee was not likely.

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 11  SEGMENT INFORMATION

The Company has a single reportable segment. All revenues in 2001 are derived from customers in the United States of America.

NOTE 12  GOING CONCERN

As reflected in the accompanying financial statements, the Company has net losses in 2002 of $1,579,752, a stockholders' deficiency of $807,156 and a deficit accumulated during the development stage of $5,578,373 at December 31, 2002; cash used in operations in 2002 of $505902, a working capital deficit of $870,406 at December 31, 2002, and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues.

In April 2003, the Company acquired certain assets, which it plans to develop. Management believes this will enhance the Company's ability to raise the capital necessary to implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 13  SUBSEQUENT EVENTS

On April 7, 2003, the Company executed an Asset Purchase Agreement to acquire a patent and assume certain liabilities relating to that patent in exchange for 711,992 common shares of the Company. In addition, the Company affected a 1:20 reverse split of its outstanding common stock, and the seller became the new president of Dtomi. The former president was appointed as the Chief Executive Officer. All share and per share amounts in the accompanying financial statements have been retroactively restated to reflect the reverse split.

                                  EXHIBIT INDEX

Exhibit
Number                                Title
------- ------------------------------------------------------------------------
3.1.1 Articles of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on November 26,
1999);

3.1.2 Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on November 26, 1999);

3.1.3 Certificate of Amendment to Articles of Incorporation of the Company filed October 25, 2001 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on December 18, 2001);

3.2  Bylaws  of  the  Company   (incorporated  by  reference  to  the  Company's
Registration Statement on Form 10-SB 12G/A filed on November 26, 1999);

10.1 Dtomi, Inc. 2001 Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on December 18, 2001);

10.2  International   Manufacturers   Gateway,   Inc.  2000  Stock  Option  Plan
(incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on December 18, 2001);

10.3 Agreement and Plan of Merger, dated October 24, 2001, by and among the Copper Valley Minerals Ltd., International Manufacturers Gateway, Inc.and Dtomi Acquisition Corp. (incorporated by reference to the Company's Current Report on Form 8-K filed on November 7, 2001);

10.4 Stock Purchase Agreement, dated September 24, 2001, by and among J. Stephen Barley, Sarah Dankert, Michael Schliman, Zaida Torres and Copper Valley Minerals Ltd. (incorporated by reference to the Company's Current Report on Form 8-K filed on October 11, 2001);

10.5 Employment Agreement, dated January 28, 2002, by and between the Company and John "JT" Thatch (incorporated by reference to the Company's Current Report on Form 8-K filed on October 11, 2001);

10.6 Revised Employment Agreement dated November 27, 2002, by and between Company and John "JT" Thatch;

10.7 Asset Purchase Agreement dated April 7, 2003, by and between Company and John Smith (incorporated by reference to the Company's Current Report on Form 8-K filed on April 9, 2003); and

99.1 Certifying  Statement of the Chief Executive  Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                  EXHIBIT 10.6

EMPLOYMENT AGREEMENT

          This EMPLOYMENT AGREEMENT, made and entered into as of the 21st day of November 2002, by and between Dtomi, Inc., a Nevada, corporation (the "Corporation"), and Mr. John Thatch, an individual residing in Clearwater, Florida (the "Executive").

WITNESSETH THAT:

     WHEREAS, the Corporation desires to employ the Executive in the capacity hereinafter stated, and the Executive desires to enter into the employ of the Corporation in such capacity for the period and on the terms and conditions set forth herein;

     NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth below, it is hereby covenanted and agreed by the Corporation and the Executive as follows:

     1. Employment Period. The Corporation hereby agrees to employ the Executive as its President and Chief Executive Officer and the Executive, in such capacities, agrees to provide services to the Corporation for the period beginning on the date first above written November 21, 2002 (the "Commencement Date") and ending on the third anniversary of the Commencement Date, November 20, 2005 (the "Employment Period").

     2. Performance of Duties. The Executive agrees that during the Employment Period, while he is employed by the Corporation, he shall devote his best efforts, energies and talents to serving in the capacities of President and Chief Executive Officer of the Corporation in the best interests of the Corporation, and to perform the duties assigned to him by the Board of Directors faithfully, efficiently and in a professional manner; provided that the Executive shall not, without his consent, be assigned duties that would be inconsistent with those of the President and Chief Executive Officer of the Corporation. It is understood and hereby acknowledged that Executive is holds other executive positions in both public and private companies.

     3. Compensation. Subject to the terms and conditions of this Agreement, during the Employment Period, the Corporation shall compensate the Executive for his services as follows:

          (a)  Executive  shall  receive,  for each  twelve  (12)  month  period beginning on the Commencement Date and each anniversary thereof, a rate of salary that is not less than One Hundred and Twenty Thousand Dollars ($120,000) per year, payable in substantially equal monthly or more frequent installments. The Corporation shall also provide an additional Ten Thousand Dollars ($10,000) yearly for executive accountable expenses, payable at least monthly to Executive. During the Employment Period the Executive's salary rate shall be reviewed by the Board of Directors on or before each anniversary of the Commencement Date to determine whether an increase in his rate of compensation is appropriate. Executive agrees however for the first twelve (12) months of employment to accept the rate of salary of Seventy-Five Thousand Dollars ($75,000) that will be reviewed quarterly for an increase by the Board of Directors.

          (b) Executive shall receive an option to acquire, as of the Commencement Date, One Million, Eight Hundred Thirty-One Thousand Seven Hundred Ninety-Eight (1,831,798) shares of the Corporation's common stock at an exercise price of one half of one cent ($0.005), plus stock options which shall be determined by the Board of Directors. The one half of one cent ($0.005) options shall be effective immediately and shall be registered immediately. The options must be exercised by November 20, 2007, or the duration to exercise said options may be extended beyond November 20, 2007, if both Corporation and Executive agree to amend this Agreement pursuant Section 11 of this Agreement.

          (c) Executive shall be eligible to receive incentive compensation payments, which, in the aggregate, are not less than the highest salaried payments provided to any other senior executives of the Corporation. The Corporation intends to establish an incentive compensation program pursuant to which such incentive payments shall be paid to the Executive and, at the time such program is established, payments there under shall be made to the Executive as if such program was in effect as of the Commencement Date based on the Executive's performance or other relevant factors from the Commencement Date.

          (d) Executive shall be a participant in the following executive benefit plans maintained by the Corporation on substantially the same terms and conditions as other senior executives of the Corporation: group life insurance, group medical, long-term disability, thrift, pension, vacation, sick days, educational assistance, vehicle allowance, attendance awards and annual medical physical.

          (e) Executive shall be entitled to receive the following perquisites which shall not be less favorable to the Executive than the perquisites provided by the Corporation immediately prior to the Employment Period: reimbursement of family medical insurance of Six Hundred Dollars ($600.00) per month, reimbursement of vehicle allowance of Five Hundred Dollars ($500.00) per month and reimbursement of One Hundred Dollars ($100.00) a month for cellular phone expense. Executive acknowledges that company does not have a health benefit plan at the current time, and will only be entitled to the Six Hundred Dollars
($600.00) per month reimbursement if he is left without health benefits elsewhere.

          (f) Executive shall be reimbursed by the Company for all reasonable business, promotional, travel and entertainment expenses incurred or paid by him during the employment period in the performance of his services under this Agreement provided that the Executive furnishes to the Company appropriate documentation in a timely fashion required by the Internal Revenue Code in connection with such expenses and shall furnish such other documentation and accounting as the Company may from time to time reasonably request.

          (g) It is acknowledged that the Corporation intends to utilize an employee leasing or payroll company. This employment agreement shall survive any and all termination of any employee leasing and/or payroll company that Corporation engages now or in the future. The Executive shall not give up any rights or entitlements under any such employee leasing and/or payroll agreements.

     4. Compensation Due Upon Termination. Except as otherwise provided under the executive benefit plans maintained by the Corporation in which the Executive participates in accordance with subparagraph 3(d), the Executive's right to compensation for periods after the date his employment with the Corporation terminates shall be determined in accordance with the following:

          (a) Discharge Without Cause. In the event the Corporation terminates the Executive's employment under this Agreement without cause, the Executive shall be entitled to receive:

               (i) all payment of his salary (as of the date of termination) in accordance with the provisions of subparagraph 3(a) for the remainder of the Employment Period; and

               (ii)  payment  of  any  incentive   compensation   payments  that
otherwise would have been payable to the Executive under subparagraph 3(c) through the date his employment with the Corporation terminates.

          (b) Voluntary Resignation. The Corporation shall have no obligation to make payments to the Executive in accordance with the provisions of paragraph 3 for periods after the date on which the Executive's employment with the Corporation terminates due to the Executive's voluntary resignation.

          (c) Discharge for Cause. The Corporation shall have no obligation to make payments to the Executive in accordance with the provisions of paragraph 3 for periods after the Executive's employment with the Corporation is terminated on account of the Executive's discharge for cause. For purposes of this Section 4, the Executive shall be considered discharged for "cause" if he is discharged by the Corporation on account of the occurrence of one or more of the following events:

o    the Executive becomes habitually addicted to drugs or alcohol;

o    the Executive discloses confidential  information in violation of paragraph
     5;

o the Corporation is directed by regulatory or governmental authorities to terminate the employment of the Executive.

o    the Executive  flagrantly  disregards his duties under this Agreement after
     (A) notice has been given to the Executive by the Board of Directors of the Corporation that it views the Executive to be flagrantly disregarding his duties under this Agreement and (B) the Executive has been given a period of ten (10) days after such notice to cure such misconduct (provided that no such notice or cure period shall be required if Executive's disregard of his duties has materially and adversely affected the Corporation);

o the Executive commits an act of fraud against the Corporation or violates a duty of loyalty to the Corporation or violates paragraph 2.

          (d) Disability. The Corporation shall have no obligation to make payments to the Executive in accordance with the provisions of paragraph 3 for periods after the date the Executive's employment with the Corporation terminates on account of disability. For purposes of this subparagraph 4(d), determination of whether the Executive is disabled shall be determined in accordance with the Corporation's long term disability plan and applicable law, except payments due and owing as of such date.

     5. Confidential Information. Except as may be required by the lawful order of a court or agency of competent jurisdiction, the Executive agrees to keep secret and confidential indefinitely all non-public information concerning the Corporation and its affiliates that was acquired by or disclosed to the Executive during the course of his employment by the Corporation or any of its affiliates, including information relating to customers (including, without limitation, credit history, repayment history, financial information and financial statements), costs, and operations, financial data and plans, whether past, current or planned and not to disclose the same, either directly or indirectly, to any other person, firm or business entity, or to use it in any way; provided, however, that the provisions of this paragraph 5 shall not apply to information that is in the public domain or that was disclosed to the Executive by independent third parties who were not bound by an obligation of confidentiality. The Executive further agrees that he shall not make any statement or disclosure that (a) would be prohibited by applicable federal or state laws or (b) is intended or reasonably likely to be detrimental to the Corporation or any of its subsidiaries or affiliates.

     6. Successors. This Agreement shall be binding on, and inure to the benefit of, the Corporation and its successors and assigns and any person acquiring, whether by merger, consolidation, purchase of assets or otherwise, all or substantially all of the Corporation's assets and business.

     7. Nonalienation. The interests of the Executive under this Agreement are not subject to the claims of his creditors, other than the Corporation, and may not otherwise be voluntarily or involuntarily assigned, alienated or encumbered except to the Executive's estate upon his death.

     8. Remedies. The Executive acknowledges that the Corporation would be irreparably injured by a violation of paragraphs 5, and agrees that the Corporation shall be entitled to an injunction restraining the Executive from any actual or threatened breach of paragraph 5, or to any other appropriate equitable remedy without bond or other security being required.

     9. Waiver of Breach. The waiver by either the Corporation or the Executive of a breach of any provision of this Agreement shall not operate as or be deemed a waiver of any subsequent breach by either the Corporation or the Executive.

     10. Notice. Any notice to be given hereunder by a party hereto shall be in writing and shall be deemed to have been given when received or, when deposited in the U.S. mail, certified or registered mail, postage prepaid:

          (e) to the Executive addressed as follows:

              Mr. John Thatch P.O. Box 8337
              Clearwater, Florida 33758

          (f) to the Corporation addressed as follows:

              Dtomi, Inc.
              200 9th Avenue North
              Safety Harbor, Florida 34695


     11. Amendment. This Agreement may be amended or cancelled by mutual agreement of the parties in writing without the consent of any other person and no person, other than the parties thereto (and the Executive's estate upon his death), shall have any rights under or interest in this Agreement or the subject matter hereof.

     12. Applicable Law. The provisions of this Agreement shall be construed in accordance with the internal laws of the State of Florida.

     13. Termination. All of the provisions of this Agreement shall terminate after the expiration of the Employment Period.


   IN WITNESS WHEREOF, the Executive and the Corporation have executed this employment agreement as of the day and year first above written.





Corporation:                                        DTOMI, INC.,




                                                     By:  /S/DAVID OTTO
                                                    ----------------------
                                                     Name:   DAVID M. OTTO
                                                             -------------
                                                      Title:  Director






Executive:                                            /S/ JOHN THATCH
                                                     ------------------
                                                     John Thatch