Form 10QSB
period 2003-03-31
DTOMI INC
filed 2003-05-15
CIK 1083721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of March 31, 2003 there were 971,021 shares of the Registrant's common stock, $0.001 par value per share, outstanding. Note: Effective April 7, 2003, the Company effected a 1-for-20 reverse split. The current number noted herein is post-split.

Transitional Small Business Disclosure Format (check one):
[_] Yes [X] No

                                   DTOMI, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE PERIOD ENDED MARCH 31, 2003

                                      INDEX



PART I - FINANCIAL INFORMATION.............................................
   ITEM 1.   Financial Statements..........................................
      CONSOLIDATED BALANCE SHEET...........................................
      CONSOLIDATED STATEMENTS OF OPERATIONS................................
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY......................
      CONSOLIDATED STATEMENTS OF CASH FLOWS................................
   ITEM 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.......
PART II - OTHER INFORMATION................................................
   ITEM 1.   Legal Proceedings.............................................
   ITEM 2.   Changes in Securities and Use of Proceeds.....................
   ITEM 3.   Defaults Upon Senior Securities...............................
   ITEM 4.   Submission of Matters to a Vote of Security Holders...........
   ITEM 5.   Other Information.............................................
   ITEM 6.   Exhibits and Reports on Form 8-K..............................
SIGNATURES.................................................................

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2003

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    Contents
                                    --------
                                                                     Page(s)
                                                                     -------
Balance Sheets                                                          1

Statements of Operations                                                2

Statements of Cash Flows                                                3

Notes to Financial Statements                                          4-7

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                 --------------

                                     ASSETS
                                     ------
                                                                   March 31, 2003
                                                                    (Unaudited)  December 31, 2002
                                                                    -----------  -----------------
CURRENT ASSETS
Cash                                                                $        329    $      6,269
                                                                    ------------    ------------
TOTAL CURRENT ASSETS                                                         329           6,269
                                                                    ------------    ------------

PROPERTY AND EQUIPMENT, NET                                               55,660          63,250
                                                                    ------------    ------------

TOTAL ASSETS                                                        $     55,989    $     69,519
                                                                    ============    ============

                     LIABILITIES & STOCKHOLDERS' DEFICIENCY
                     --------------------------------------

CURRENT LIABILITIES
Loans payable                                                            483,530         483,530
Accounts payable                                                          59,841          35,501
Accounts payable, related party                                          351,682         272,197
Accrued interest                                                          42,463          34,000
Due to affiliate                                                          46,399          30,991
Accrued compensation                                                      55,306          20,456
                                                                    ------------    ------------
TOTAL CURRENT LIABILITIES                                              1,039,221         876,675
                                                                    ------------    ------------
STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
     none issued and outstanding                                              --              --
Common stock, $0.001 par value, 100,000,000 shares authorized,
     971,021 shares issued and outstanding                                   971             971
Additional paid-in capital                                             4,741,401       4,801,698
Deficit accumulated during the development stage                      (5,702,782)     (5,578,373)
                                                                    ------------    ------------
                                                                        (960,410)       (775,704)
Less deferred consulting fees                                            (22,822)        (31,452)
                                                                    ------------    ------------
TOTAL STOCKHOLDERS' DEFICIENCY                                          (983,232)       (807,156)
                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $     55,989    $     69,519
                                                                    ============    ============

            See accompanying notes to financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)

                                                                                       FROM
                                               THREE MONTHS      THREE MONTHS   SEPTEMBER 20, 2000
                                                   ENDED             ENDED        (INCEPTION) TO
                                              MARCH 31, 2003    MARCH 31, 2002    MARCH 31, 2003
                                               ------------      ------------      ------------
REVENUES                                       $         --      $         --      $     11,837

Cost of Revenues                                         --                --               213
                                               ------------      ------------      ------------

GROSS PROFIT                                             --                --            11,624

OPERATING EXPENSES
Compensation                                        (22,947)        1,578,978         2,072,536
Consulting                                           10,630            12,475         1,206,236
Depreciation                                          7,590                --           172,029
General and administrative                            5,529            22,946           365,838
Professional fees                                    84,328           240,139           852,597
Rent                                                 30,816             5,136           102,432
Impairment loss                                          --                --           223,439
Sales, marketing and advertising                         --                --            75,664
                                               ------------      ------------      ------------
TOTAL OPERATING EXPENSES                            115,946         1,859,674         5,070,771
                                               ------------      ------------      ------------
Loss from Operations                               (115,946)       (1,859,674)       (5,059,147)
                                               ------------      ------------      ------------
OTHER INCOME (EXPENSE)
Other income                                             --                --            36,466
Settlement expense                                       --          (322,000)         (585,425)
Interest expense                                     (8,463)               --           (94,676)
                                               ------------      ------------      ------------
TOTAL OTHER EXPENSES, NET                            (8,463)         (322,000)         (643,635)
                                               ------------      ------------      ------------
NET LOSS                                       $   (124,409)     $ (2,181,674)     $ (5,702,782)
                                               ============      ============      ============
Basic and Diluted Loss Per Common Share:       $      (0.13)     $      (3.10)     $      (9.23)
                                               ============      ============      ============
Weighted average common shares outstanding          971,021           703,119           617,833
                                               ============      ============      ============

                 See accompanying notes to financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)

                                                                                           FROM
                                                   THREE MONTHS      THREE MONTHS   SEPTEMBER 20, 2000
                                                       ENDED             ENDED        (INCEPTION) TO
                                                  MARCH 31, 2003    MARCH 31, 2002    MARCH 31, 2003
                                                   ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                           $   (124,409)     $ (2,181,674)     $ (5,702,782)
Adjustments to reconcile net loss to net cash
    used in operating activities
Stock based expenses for services                       (60,297)        1,865,978         2,452,737
Bad Debt                                                     --                --             1,125
Depreciation                                              7,590                --           172,029
Impairment loss and other asset write-offs                   --                --           172,688
Stock based settlement loss                             361,594
Other settlement loss                                        --                --            70,241
Compensation converted to promissory note                    --            15,000            15,000
Deferred consulting amortization                          8,630                --             8,630
(INCREASE) DECREASE IN ASSETS:
Accounts receivable                                          --                --              (310)
INCREASE (DECREASE) IN LIABILITIES:
Accounts payable                                        103,825           224,144           671,232
Accrued interest and expenses                             8,463                --           212,728
Accrued compensation, officer                            34,850                --            55,306
                                                   ------------      ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES                   (21,348)          (76,552)       (1,509,782)
                                                   ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                           --                --            (2,700)
Purchase of keywords intangible asset                        --                --            (2,400)
Deposits                                                     --                --              (120)
Loan to predecessor                                          --                --          (152,207)
                                                   ------------      ------------      ------------
NET USED IN INVESTING ACTIVITIES                             --                --          (157,427)
                                                   ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on former officer note                             --                --            (2,450)
Cash acquired in asset purchase                              --                --             9,740
Cash overdraft                                               --                --             5,107
Proceeds from notes payable                                  --            86,000         1,441,142
Proceeds from affiliate loans                            15,408                --            46,399
Proceeds from exercise of warrants and options               --               100           167,600
                                                   ------------      ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                15,408            86,100         1,667,538
                                                   ------------      ------------      ------------

Net Increase (Decrease) in Cash                    $     (5,940)     $      9,548      $        329

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            6,269                --                --
                                                   ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR           $        329      $      9,548      $        329
                                                   ============      ============      ============

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
-----------------------------------------------------------------------

In December 2000, the Company acquired net liabilities of $323,045 from a related party. The differential was charged to additional paid-in capital.

During 2001, the Company exchanged equipment with a book value of $112,257 for accounts payable of $42,016. A loss on settlement of $70,241 was charged to operations.

In 2002, the Company settled various debt and services with common stock.

In 2002, the Company settled $12,500 of debt with 70,000 common shares.

In 2002, the Company issued 30,000 common stock options for $60,000 of accounts payable to a related party.

                 See accompanying notes to financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE 1 BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------------------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim consolidated financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Company's Annual Report Form 10-KSB for the year ended December 31, 2002.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

NOTE 2 COMMITMENTS AND CONTINGENCIES
------------------------------------

ASSET PURCHASE AGREEMENT

In connection with the Asset Purchase Agreement (see Note 5) the Company has to use its best efforts to raise $1 million in capital for the future operations of

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

the Company's Manufactured Products Division on or before July 1, 2003, or the patent may be re-acquired by the seller on terms and conditions to be mutually agreed upon by the seller and the Company.

Additionally, the Company was required to pay the seller $50,000 within ten days of the closing of the Asset Purchase Agreement. The Company has paid $21,800 through May 7, 2003.

The purchase agreement discloses that there are potential claims by third parties residing in Australia which exist relative to whether the seller holds good and marketable title to the patent and whether the patent is free and clear of liens, pledges, charges or encumbrances.

NOTE 3 STOCKHOLDERS' DEFICIENCY
-------------------------------

STOCK ISSUANCES

On November 25, 2002, the Company authorized and issued 20,000 common shares to be registered on Form S-8 and 30,000 restricted shares for consulting services under a 12-month consulting agreement terminating on November 24, 2003. Since the shares were considered fully vested and non-forfeitable upon issuance, they were valued based on the trading price of $0.70 on the November 25, 2002 measurement date resulting in an aggregate value of $35,000. The $35,000 is being recognized over the 12-month term with $3,548 recognized as consulting expense in 2002 and $31,452 recorded as a deferred consulting fee component of equity at December 31, 2002. The portion of deferred consulting fee recognized for the three months ended March 31, 2003 was $8,630.

FRACTIONAL SHARES

The number of common stock shares issued and outstanding at March 31, 2003 is 971,021, an increase of 121 shares from December 31, 2002. The increase represents fractional shares issued in connection with the 1 for 20 reverse split effected in April 2003.

STOCK OPTIONS

On December 2, 2002, the Company granted anti-dilutive options under a new employment contract with its Director of Operations. The employee is to receive options to purchase an aggregate 5% of the issued and outstanding common shares during the three year term of the contract at an exercise price of $0.20 per share. Accordingly, 51,106 options were issuable to the employee as of March 31, 2003. As the ultimate quantity of options to be granted under the agreement is variable based on the 5% provision, the options are accounted for as variable with the aggregate compensation adjusted up or down based on a revaluation at each balance sheet date. The options were cumulatively valued at $11,243 at March 31, 2003 using the intrinsic value method under APB 25 resulting in a credit to compensation expense of $60,297 for the three months ended March 31, 2003.

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE 4 GOING CONCERN
--------------------

As reflected in the accompanying financial statements, the Company has a net loss for the three months ended March 31, 2003 of $124,409, a stockholders' deficiency of $983,232 and a deficit accumulated during the development stage of $5,702,782 at March 31, 2003; cash used in operations for the three months ended March 31, 2003 of $21,348 a working capital deficit of $983,232 at March 31, 2003, and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues.

In April 2003, the Company acquired certain assets, which it plans to develop. Management believes this will enhance the Company's ability to raise the capital necessary to implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 SUBSEQUENT EVENTS
------------------------

On April 7, 2003, the Company executed an Asset Purchase Agreement to acquire a patent and assume certain liabilities totaling $300,000, which are unspecified in the Agreement, relating to that patent in exchange for 711,992 common shares of the Company. The purchase price of $92,559 is based on the 711,992 shares at the contemporaneous offering price of $0.13 per share.

Allocation of the purchase  price to the asset and  liabilities  is estimated as
follows  pending   additional   valuation  data  and  details  of  the  $300,000
liabilities:

Patent                $  392,559
Liabilities             (300,000)
                      ----------
Purchase price        $   92,559
                      ==========

In addition, the Company affected a 1:20 reverse split of its outstanding common stock, and the seller became the new president of Dtomi. The former president was appointed as the Chief Executive Officer. All share and per share amounts in the accompanying financial statements have been retroactively restated to reflect the reverse split.

In April 2003, the Company established a new division named the Manufactured Products Division.

In April 2003, the Board of Directors authorized private placement of 230,769 shares common stock at $0.13 per share.

In April 2003, the Company issued a $35,000 convertible debenture to an investor for a term of one year, accruing interest at the rate of 10% per year. In 2002, $15,000 of the $35,000 had been received and recorded as loans payable. In May 2003, the Company issued a $17,000 convertible debenture to another investor for the same terms. Management has not yet signed the debentures but the funds have been received by the Company from the investors, and execution is expected to occur. Accounting treatment described herein is dependent upon the final execution. The conversion feature can be exercised upon the earlier of the expiration of one year from the debenture's execution date, or the filing of a

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

registration statement by the Company. All principal and accrued interest as of the conversion date automatically convert into shares of common stock in accordance with one of two formulas specified in the debenture. The debentures are not convertible at the time of commitment but they will ultimately become convertible. Pursuant to EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the intrinsic value of the beneficial conversion feature is calculated at the commitment date using the stock price as of that date. However, the amount will not be recorded at issuance but on the date when either of the two future events, as described above, occur. The intrinsic value of the beneficial conversion feature of the debentures is estimated at $29,319 which will be recognized as interest expense and additional paid-in capital when recognized.

In May 2003, the Company entered into two stock purchase agreements for 153,846 shares of its common stock (76,923 shares each) at $0.13 per share for cash of $20,000.

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

     o AIR SPRING. On April 7, 2003 Dtomi, Inc. closed on its acquisition of the Air Spring Powered Lowerable Suspension Assembly Axle patent, hereafter referred to as the "Air Spring". As an integrated part of the Air Spring asset purchase, the Company reverse split the issued and outstanding shares from 19,417,981 to 970,899 and 711,992 shares from its treasury to John E. Simpson in connection with the assignment of the Air Spring patent to the Company. John E. Simpson has been elected by the Board of Directors as President of Dtomi, Inc. and appointed to serve on the Board of Directors. The Air Spring with an axle to be lowered to ground level or set at a required height for loading, unloading and transportation. It is the intention of the Company to market the Air Spring and to license to others the right to manufacture the Air Spring. The purchase agreement discloses that there are potential claims by third parties residing in Australia which exist relative to whether the seller holds good and marketable title to the patent and whether the patent is free and clear of liens, pledges, charges or encumbrances.

Activities  during  the  development  stage  include   fundraising   activities,
development of proprietary software and intellectual property and implementation of the business plan.

The Company has incurred significant losses since inception, and as of March 31, 2003 had a deficit accumulated during the development stage of approximately $5,702,782. The Company will continue to incur losses until revenue grows sufficiently to cover ongoing operating costs, including the costs of sales and marketing efforts. There can be no assurances that this will occur. The Company has made a significant investment in the development of the Company's website, purchase of domain names, branding, marketing, and maintaining operations. The Company will incur expenses relating to the development and marketing of the Air Spring.

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

Effective April 7, 2003, the Company effected a 1-for-20 reverse split. Prior to the reverse split the Company had issued and outstanding 19,417,981 common shares $0.001 par value per share. The reverse split reduced this number to 970,899 common shares and provided for an additional 122 shares for rounding up fractional shares yielding a net number of post-split shares of 971,021 as of March 31, 2003.

RESULTS OF OPERATIONS
The Company had no revenues for the three months ended March 31, 2003. The Company is currently using its best effort to raise capital to fund operations and to further the development of the Air Spring project. The Company has reduced its employee roster to two. Because of an absence of sufficient cash flow, the Company has been required to limit operations. The Company had no recorded cost of revenues for the three months ended March 31, 2003. This lack of revenue and cost revenue is the result of the company restructuring its overall business plan.

Operating Expenses
The Compensation decreased from $1,578,978 for the quarter ended March 31, 2002 to $(22,947) for the same period of 2003, a net decrease of $1,601,925. The $(22,947) is the result of salaries accrued in the amount of $37,350 for the two employees reduced by $60,297 credit to compensation expense for the variable accounting adjustment for options issuable to one employee. The first quarter amount is the result of taking into account various options that were a segment of the International Manufacturers Gateway to Dtomi Asset Purchase closing, see Form 8-K, filed January 29, 2002 for a detailed description of the asset purchase details and see Notes to the Financial Statements, December 31, 2002,
Note 7, Stockholders' Equity (Deficiency) filed with the 10-KSB April 15, 2003 for a detailed discussion of the issuances of common shares and options that comprise a major portion of the $1,578,978 March 31, 2002 Compensation amount.

The Consulting expenses decreased from $12,475 to $10,630 for the first quarters of 2002 and 2003, respectively. These Consulting expenses are incurred in an effort to assist in obtaining additional funding for the Company.

Resulting out of the International Manufacturers Gateway to Dtomi Asset Purchase, the Company owns depreciable assets for which the depreciation for the first three months of 2003 is calculated to be $7,590. No depreciation has been accounted for the first three months of 2002.

Because of the lack of corporate activity during this first quarter of 2003, the General and Administrative expense was reduced to $5,529 as compared to a year ago, $22,946. The Professional fees also declined from $240,139 for the first quarter of 2002 to $84,328 for the same period of 2003, a decrease of 65%. The professional fees that occurred in the first quarter of 2002 included the fees relating to the International Manufacturers Gateway to Dtomi Asset Purchase. The professional fees that occurred in the first quarter of 2003 included the Air Spring acquisition. See Overview, above for a statement relating to Air Spring.

The Company continues to rent office and storage space; however, the Company did not begin occupancy of the current space until after the International Manufacturers Gateway to Dtomi Asset Purchase which occurred late February 2002. Because the Company does not have sufficient revenue to pay current rent, rent accrues monthly at a rate of $5,136.

There was no impairment loss for the first quarter of 2003 nor Sales, Marketing and Advertising expense because of lack of corporate activity.

Other than the reasons expressed above relating to the first quarter of 2002 Compensation, the consequence of the overhead reduction efforts of the Company necessitated because of limited corporate activity, give rise to the Total Operating Expenses and Loss from Operations being reduced from $1,859,674 in the period ended March 31, 2002 to $115,946 for the same period of 2003. This $115,946 reflects the Company's Net Loss for the first quarter of 2003 which is also the key factor in the reduction of Basic and Diluted Loss Per Common Share from $(3.10) in the first quarter of 2002 to $(0.13) for the same period in 2003, a 96% decrease. The Weighted Average Common Shares Outstanding increased from 703,119 to 971,021 for the two comparing periods.

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

PLAN OF OPERATION FOR THE NEXT 12 MONTHS
We estimate our business needs require an additional $1,000,000 cash infusion to carry it through the next 12 months. If the financing is made available, over the next twelve months our plan of operation calls for continued focus on developing our operations by furthering our business plan that calls for implementing the operation of our core business, the Dtomi manufacturing database and development of the Air Spring. The infrastructure is currently in place. The additional necessary financing would be utilized for call center salaries and daily operational expenses. In order to become profitable, we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. This would either be a registered offering of securities or a private placement. We have not made any decision on the possible structure of this offering. Further, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

RISK RELATED TO THE COMPANY'S BUSINESS

HISTORY OF LARGE OPERATING LOSSES
Since inception, the Company has not had adequate revenue to support operations. The Company has significantly reduced ongoing operating expenses. However, there can be no assurance that the Company will achieve positive cash flow and operating profitability.

NEED FOR ADDITIONAL CAPITAL
The Company has recorded substantial operating losses and, as of March 31, 2003, has a deficit accumulated during the development stage of $5,702,782. The Company does not currently have adequate cash flow or existing revenue to provide operating capital. The Company is currently looking for new sources of revenue that it expects will help fund Dtomi's business for the remainder of fiscal 2003. There can be no assurances that this will be achieved.

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

SUCCESS DEPENDS ON KEY PERSONNEL; NO "KEY MAN" LIFE INSURANCE
Future performance depends on the continued service of John "JT" Thatch, the Company's CEO and John E. Simpson, the Company's President, and their ability to attract, train, and retain additional technical, marketing, customer support, and management personnel. The loss of Mr. Thatch or Mr. Simpson could negatively impact the Company, and there is no "key man" life insurance in force at this time. Competition for qualified personnel is intense, and there can be no assurance that the Company will retain key employees, or attract and retain other needed personnel.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Registrant is a Small business issuer as defined by these Regulations and need not provide the information required by this Item 3.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

COMMON STOCK TRANSFERRED

None.

USE OF PROCEEDS

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                              Description

+2.1 2.1 *Asset Purchase Agreement between the Company and John Simpson dated as of April 7, 2003 (incorporated herein by reference to Exhibit 10 to the Company's 8-K filed April 10, 2003.

+3.1 3.1 *Amended Articles of Incorporation of the Company (Incorporated by reference from our registration statement on Form 10-SB12G/A filed with the commission on November 26,1999 - - File No. 0-27277.).

+3.2 3.2 *Amended and Restated Bylaws of the Company (Incorporated by reference from our registration statement on Form 10-SB12G/A filed with the commission on November 26,1999 - - File No. 0-27277.).

13     *Form 10-KSB for year ending December 31, 2002.

99.1 CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference as indicated.

(b)  Reports on Form 8-K

On January 31,2003, the Company filed a Form 8-K/A giving notice of the termination of the Share Exchange Agreement with Network 60, LLC.

On April 10, 2003, the Company filed Form 8-K relating to: a binding Asset Purchase Agreement with John E. Simpson to purchase all of the seller's right, title and interest in the air spring powered lowerable suspension assembly patent, Patent No. 6,530,580; the Company effecting a 1-for-20 reverse-split of its issued and outstanding stock; the resignation of John "JT" Thatch as president of the Company and the appointment of John E. Simpson as Company president and director.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Dtomi, Inc.
                                       (Name of Registrant)


Date:  May 15, 2003                    By: /s/ ___________________________
                                       John "JT" Thatch, CEO/Director/acting CFO

EXHIBIT INDEX

Exhibit
Number                              Description

+2.1 2.1 *Asset Purchase Agreement between the Company and John Simpson dated as of April 7, 2003 (incorporated herein by reference to Exhibit 10 to the Company's 8-K filed April 10, 2003.

+3.1 3.1 *Amended Articles of Incorporation of the Company (Incorporated by reference from our registration statement on Form 10-SB12G/A filed with the commission on November 26,1999 - - File No. 0-27277.).

+3.2 3.2 *Amended and Restated Bylaws of the Company (Incorporated by reference from our registration statement on Form 10-SB12G/A filed with the commission on November 26,1999 - - File No. 0-27277.).

13     *Form 10-KSB for year ending December 31, 2002.

99.1 CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference as indicated.

                                 CERTIFICATIONS

I, John "JT" Thatch as, CEO/Director/acting CFO of Dtomi, Inc., certify that:

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

Date:    May 15, 2003              Dtomi, Inc.

                                   By: /s/______________________________
                                       John "JT" Thatch, CEO/Director/acting CFO