Form 10QSB
period 2003-06-30
DTOMI INC
filed 2003-08-19
CIK 1083721

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2003

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


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of June 30, 2003 there were 7,010,384 shares of the Registrant's common stock, $0.001 par value per share, outstanding. Note: Effective April 7, 2003, the Company effected a 1-for-20 reverse split. The current number noted herein is postsplit.

Transitional Small Business Disclosure Format (check one):
[_] Yes [X] No

                                   DTOMI, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE PERIOD ENDED JUNE 30, 2003

                                      INDEX

PART I - FINANCIAL INFORMATION................................................
   ITEM 1.         Financial Statements.......................................
      CONSOLIDATED BALANCE SHEET..............................................
      CONSOLIDATED STATEMENTS OF OPERATIONS...................................
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY.........................
      CONSOLIDATED STATEMENTS OF CASH FLOWS...................................
   ITEM 2.        Management's Discussion and Analysis of Financial Condition
                                   and Results of Operations..................
PART II - OTHER INFORMATION...................................................
   ITEM 1.        Legal Proceedings...........................................
   ITEM 2.        Changes in Securities and Use of Proceeds...................
   ITEM 3.        Defaults Upon Senior Securities.............................
   ITEM 4.        Submission of Matters to a Vote of Security Holders.........
   ITEM 5.        Other Information...........................................
   ITEM 6.        Exhibits and Reports on Form 8-K............................
SIGNATURES....................................................................

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


Balance Sheets

                                  DTOMI, INC.
                                Balance Sheets


                                     ASSETS
                                                                June 30, 2003
                                                                  (Unaudited) December 31, 2002
                                                                  -----------    -----------
CURRENT ASSETS
Cash                                                              $     1,209    $     6,269

                                                                  -----------    -----------
TOTAL CURRENT ASSETS                                                    1,209          6,269
                                                                  -----------    -----------

PROPERTY AND EQUIPMENT, NET                                            48,070         63,250
                                                                  -----------    -----------

                                                                  -----------    -----------
TOTAL ASSETS                                                      $    49,279    $    69,519
                                                                  ===========    ===========
                   Liabilities and Stockholders' Deficiency
CURRENT LIABILITIES
Notes and loans payable                                               189,000        483,530
Accounts payable                                                      150,004         35,501
Accounts payable, related party                                       321,712        272,197
Accrued interest                                                       17,670         34,000
Due to affiliate                                                       46,399         30,991
Liabilities assumed                                                   281,000              -
Convertible debentures                                                 37,000              -
Accrued compensation                                                   27,656         20,456
                                                                  -----------    -----------
TOTAL CURRENT LIABILITIES                                           1,070,441        876,675
                                                                  -----------    -----------
Stockholders' Deficiency
Preferred stock, par value $0.001; 25,000,000 shares authorized
     None shares issued and outstanding                                     -              -
Common stock, par value $0.001; 100,000,000 shares authorized,
     7,010,384 and 971,021 shares issued and outstanding
     respectively, June 30, 2003 and December 31, 2002                  7,010            971
Common stock issuable, at par value.  (853,846 shares)                    854              -

Additional paid in capital                                          5,524,288      4,801,698
Deficit accumulated during the development stage                   (6,255,485)    (5,578,373)
                                                                  -----------    -----------
                                                                     (723,333)      (775,704)
Less deferred consulting expense                                     (297,829)       (31,452)
                                                                  -----------    -----------
TOTAL STOCKHOLDERS' DEFICIENCY                                     (1,021,162)      (807,156)
                                                                  -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $    49,279    $    69,519
                                                                  ===========    ===========


Statement of Operations

Statement of Cash Flows

Notes to the Financial Statements ***PROVIDED BY SALBERG & CO.


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

References in this document to "Dtomi", "the Company", "we", "us," and "our" refer to Dtomi, Inc.

AirSpring Axle. Dtomi is in the process of shifting is primary focus from the Dtomi Manufacturing Database to the innovative patent pending AirSpring Axle to which Dtomi has exclusive manufacturing and marketing/distribution rights. Please see Dtomi Form 8-K filed April 10, 2003 for a more complete description of the AirSpring Axle

Dtomi Manufacturing Database. Dtomi continues to provide sales, marketing and sourcing information to both corporate and consumer clientele with particular specialization for the manufacturing industry. This is achieved by a patent pending database software engine that amalgamates government economic census data with a domestic manufacturing database of approximately 400,000 manufacturing firms rendering valuable information to the manufacturing industry for increasing market share and finding prospective clients. Additionally, Dtomi will utilize an outbound call center and state of the art CSM software for permission based lead generation programs. Dtomi also has several other a-la-carte revenue products and services that promulgate this data into profitable revenue for any manufacturing company.

Other Dtomi services include the following:

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

The Company has incurred significant losses since inception, and as of June 30, 2003 had a deficit accumulated during the development stage of approximately $6,255,485,. The Company will continue to require additional capital during the development stage and until the revenue grows sufficiently to cover ongoing operating costs, continuing development of the AirSpring axle, including the costs of sales and marketing efforts. There can be no assurances that this will occur. The Company has made a significant investment in the development of the Company's website, purchase of domain names, branding, marketing, and maintaining operations. The Company will incur expenses relating to the marketing and sales of the Air Spring axle.

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

Effective April 7, 2003, the Company effected a 1-for-20 reverse split. Prior to the reverse split the Company had issued and outstanding 19,417,981 common shares $0.001 par value per share. The reverse split reduced this number to 970,899 common shares and provided for an additional 122 shares for rounding up fractional shares yielding a net number of post-split shares of 7,110,225 as of June 30, 2003.

MATERIAL CHANGES IN FINANCIAL CONDITION

The Company's cash balance decreased to $1,209 fat June 30, 2003 from $6,269 at December 31, 2002. The Company has been primarily funded with loans in 2003 which have been used to pay corporate expenses. The change in property and equipment from 2002 to 2003 is primarily deprciation Notes and Loans Payable decreased from $483,530 as of December 31, 2003 to $189,000 at June 30, 2003, a decrease of $294,530. Loans of $294,530 were exchanged for 1,665,000 common shares in June 2003 The Company continues to fall behind in its Accounts Payable to third parties and related parties (the related party amount represents attorney fees due to the Company attorney and chairman of the board of Directors) which increased by $164,018 in 2003. This amount will continue to grow as the Company continues to develop its products and until Company operations can begin producing income to support the operational expenses.


Interest accrues on the above mentioned loans which accrual decreased for the second quarter of 2003 by $16,330 from the $34,000 amount for December 31, 2002. This net decrease represents the result of converting a portion of debt to Company common equity.

The $46,399 Due Affiliate as of June 30, 2003 is the sum that the Company owes to New Millennium Media International, Inc. New Millennium Media International, Inc. is considered an affiliate because the Company leased office and warehouse space from New Millennium Media International, Inc. The president and chairman of the boar of New Millennium Media International, Inc. is also the president of Dtomi.

Accrued Compensation increased from $20,456 at December 31, 2002 to $27,656 at June 30, 2003. These amounts are the result of the Company officers accruing their salaries until such time as the Company is able to afford to pay salaries from cash flow.

Liabilities of $281,000 were assumed in the acquisition of assets and assumption of liabilities in April 2003.

The Company raised $37,000 in April 2003 from the issuance of convertible debentures.

The cumulative effect of these liabilities is an increase of Total Current Liabilities of $193,766 from $876,675 at December 31, 2002 to $1,070,441 at June 30, 2003. Liabilities will continue to increase as the Company continues to develop its AirSpring and other products that are noted above.

The additional paid-in capital increased $722,590 from $4,801,698 at December 31, 2002 to $5,524,288 at June 30, 2003. The increase is primarily a result of the valuation of shares issued for services. A portion of that expense, $297,829, is deferred as a component of stockholders' equity at June 30, 2003.


RESULTS OF OPERATIONS

The Company had no revenues for the three and six months ended June 30, 2003. The Company is currently using its best effort to raise capital to fund operations and to further the development of the Air Spring project. The Company has reduced its employee roster to two. Because of an absence of sufficient cash flow, the Company has been required to limit operations. The Company had no recorded cost of revenues for the three and six months ended June 30, 2003. This lack of revenue and cost revenue is the result of the company restructuring its overall business plan.

Operating Expenses

The Compensation decreased from $198,952 for the quarter ended June 30, 2002 to $7,658 for the same period of 2003, a net decrease of $191,294. The decrease in compensation is the result of salaries accrued for the two employees reduced by credit to compensation expense for the variable accounting adjustment for options issuable to one employee.

The Consulting expenses increased from $65,600 to $128,701 for the second quarters of 2002 and 2003, respectively. This rise in consulting fees is due primarily to consulting advise received by Dtomi relating to the patenting, development, marketing and sales of the AirSpring axle as well as expenses incurred in an effort to assist in obtaining additional funding for the Company. This is the result of issuance of shares of common stock in prepayment of consulting services to be rendered and amortization of such deferred expenses over the applicable service periods

Resulting out of the International Manufacturers Gateway to Dtomi Asset Purchase, the Company owns depreciable assets for which the depreciation for the second three months of 2003 is calculated to be $7,590 compared to $39,255 for the same period of 2002. The decrease occurs since substantial assets were impaired at the end of fiscal year 2002.

Notwithstanding that the Company is functional with its focus on the development and marketing of the AirSpring axle, the Company activity during this second quarter is such that the General and Administrative expenses are limited in lieu of consultants as noted above. As a result of this limited corporate activity during this second quarter of 2003, the General and Administrative expense was reduced to $5,413 as compared to a year ago, $2,445. The Professional fees increased from $51,110 for this second quarter of 2002 compared to $88,361 for the same period of 2003, an increase of $37,251, 73%. These professional fees relate to the general accounting fees and legal fees relating to the AirSpring axle.

The Company continues to rent office and storage space; however, when the Company does not have sufficient revenue to pay current rent, rent accrues monthly at a rate of $5,136. The rent expense for the second quarter of 2003 is $15,408 compared to $7,136 for the second quarter of 2002.

Other than the reasons expressed above relating to the second quarter of 2002 Consulting fees, the consequence of the efforts by the Company relating to the further development, marketing and sales of the AirSpring axle are a major contributing factor that give rise to the Total Operating Expenses being increased from $364,498 in the period ended June 30, 2002 to $650,346 for the same period of 2003. The lack of Revenue yields a major factor in the increase of Loss from Operations from ($364,498) to ($364,498) for the second quarter of 2002 and 2003, respectively. The Net Settlement Gain, $112,634, is the result of settlement of the San Rafael Consulting Group, LLC. Debt and related accrued interest.
The Company continues to incur costs, but has not secured adequate new revenue to cover the costs.

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

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

We estimate our business needs require an additional $1,000,000 cash infusion to carry it through the next 12 months. If the financing is made available, over the next twelve months our plan of operation calls for continued focus on developing our operations by furthering our business plan that calls for further development, marketing and sales of the Air Spring as well as continuing operation of the Dtomi manufacturing database. The additional necessary financing would be utilized for current overhead and operating expenses as well as creating a second AirSpring prototype intended to be used for showing to prospective commercial customers and investors. In order to become profitable, we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. This would either be a registered offering of securities or a private placement. We have not made any decision on the possible structure of this offering. Further, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

RISK RELATED TO THE COMPANY'S BUSINESS

HISTORY OF LARGE OPERATING LOSSES

Since inception, the Company has not had adequate revenue to support operations. The Company has significantly reduced ongoing operating expenses. However, there can be no assurance that the Company will achieve positive cash flow and operating profitability.

NEED FOR ADDITIONAL CAPITAL

The Company has recorded substantial operating losses and, as of June 30, 2003, has a deficit accumulated during the development stage of $6,255,485. The Company does not currently have adequate cash flow or existing revenue to provide operating capital. The Company is currently looking for new sources of revenue that it expects will help fund Dtomi's business for the remainder of fiscal 2003. There can be no assurances that this will be achieved.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Common Stock Issued

On or around April 2, 2003, Dtomi effected a 1-for-20 reverse split of its issued and outstanding stock.

The company relied on Section 4(2) of the Securities Act of 1933 (the "Securities Act") as the basis for an exemption from registration regarding the following issuance of stock to accredited investors because they did not involve a public offering.

On or around April 11, 2003, the Company issued shares of common stock of the Company pursuant to a beneficial owner round up: (A) RBC Dain Rauscher - four
(4) shares of common stock; (B) National Investor - four (4) shares of common stock; (C) E*Trade Clearing - sixteen (16) shares of common stock and (D) USAA Investment - one (1) share of common stock. The Company issued the shares in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

On or around April 15, 2003, the Company issued shares of common stock of the Company pursuant to a beneficial owner round up: (A) Ameritrade Clearing - twenty-four (24) shares of common stock; (B) Cede & Co - twelve (12) shares of common stock. The Company issued the shares in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

On or around April 17, 2003, the Company issued shares of common stock of the Company pursuant to Section 4(2) of the Securities Act pursuant to a beneficial owner round up: (A) Merrill Lynch & Co. - one (1) share of common stock. The Company issued the shares in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

On or around June 4, 2003, the Company issued shares of common stock of the Company to the following individuals or entities, in consideration for cancellation of the two hundred ninety four thousand, five hundred thirty dollars ($294,530) debt to San Rafael Consulting Group: (A) Integra International - two hundred fifty thousand (250,000) shares of common stock; (B) Eric Okamoto - three hundred thousand (300,000) shares of common stock; (C) First London Finance - two hundred thousand (200,000) shares of common stock;
(D) Pinnacle Covenant - two hundred sixty thousand (260,000) shares of common stock; (E) Zaida Torres - ninety five thousand (95,000) shares of common stock;
(F) Michael  Schliman - one hundred  thousand  (100,000) shares of common stock;
(G) Glen Adams - fifty thousand (50,000) shares of common stock; and (H) Sarah Dankert - four hundred ten thousand (410,000) shares of common stock. The Company issued the shares in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

On or around June 4, 2003, the Company issued four hundred thousand (400,000) shares of common stock of the Company to John Simpson in consideration for services rendered. The Company issued the shares in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

On June 5, 2003, the Company issued seven hundred eleven thousand, nine hundred ninety two (711,992) shares of common stock of the Company to John Simpson in consideration of Mr. Simpson's sale of the Patent to the Company. The Company issued the 711,992 in reliance on the exemption from registration afforded by
Section 4(2) of the Securities Act.

One or around June 11, 2003, the Company issued shares of common stock of the Company pursuant to the Section 4.2 of the Securities Act as follows: (A) Pursuant to consulting agreements between the Company and (i) Edward Klaeger - two hundred thousand (200,000) shares of common stock; (ii) Joel Fedder - two hundred thousand (200,000) shares of common stock; (iii) Francesco Pasquali - four hundred two thousand, three hundred thirty four (402,334) shares of common stock; (iv) San Rafael Consulting - five hundred fifty thousand (550,000) shares of common stock; (v) Bishop's Gate Partners - four hundred ten thousand
(410,000)  shares of common stock;  (vi) Andrew  Fisher - four hundred  thousand
(400,000)  shares of common stock;  (vii) Teresa Ruddle - three hundred thousand
(300,000) shares of common stock; and (viii) Rangeley Company - three hundred thousand (300,000) shares of common stock; and (B) Pursuant to the engagement agreement (the "Engagement Agreement") between The Otto Law Group and the Company, the Company issued five hundred thousand (500,000) shares of common stock. The Company issued the shares in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

On April 7, 2003, the Company executed that certain Asset Purchase Agreement (the "Asset Purchase Agreement"), with John Simpson of, pursuant to which the Company acquired United

States Patent #6,530,580 (the "Patent") in exchange for 711,992 shares of Dtomi's common stock and the assumption by Dtomi of certain liabilities relating to costs associated with commercializing the technology underlying the Patent. A copy of the Asset Purchase Agreement is attached as Exhibit 10 to the Company's 8-K filed April 10, 2003.

The Company subsequently determined that its interests were best served by licensing the Patent from Mr. Simpson, rather than acquiring the Patent by an outright purchase. Accordingly, on August 5, 2003, Dtomi executed that certain Assignment of Patent Rights Agreement ("Assignment of Patent Rights Agreement") with Mr. Simpson, pursuant to which the Patent that Dtomi had previously acquired was assigned to Mr. Simpson. At the same time, Dtomi and Mr. Simpson executed that certain Mutual Release and Termination Agreement ("Mutual Release and Termination Agreement"), pursuant to which the Asset Purchase Agreement was terminated.

In connection with the Patent assignment, Mr. Simpson resigned from his position as President of Dtomi, effective July 31, 2003.

On July 31, 2003, Dtomi executed that certain Exclusive Patent License Agreement ("Exclusive Patent License Agreement"), pursuant to which Mr. Simpson granted an exclusive right and license to use the Patent. The Exclusive Patent License Agreement became effective on August 5, 2003. At the same time, Dtomi executed that certain Consulting Services Agreement ("Consulting Services Agreement"), pursuant to which Mr. Simpson agreed to provide to Dtomi, on an as needed basis by Dtomi, forty (40) hours per month of consulting services, which include advising, consulting, and strategizing on matters relating to the commercialization of the Patent, in consideration for which Dtomi agreed to grant Mr. Simpson a sufficient quantity of common shares of Dtomi such that Mr. Simpson shall own (i) thirty percent (30%) of all issued and outstanding shares of Dtomi upon execution of the agreement; (ii) twenty four point three percent (24.3%) upon Dtomi receiving at least Six Hundred Thousand Dollars ($600,000) of either investment capital or in-kind consideration; and (iii) twenty-two percent (22%) upon Dtomi receiving at least One Million Dollars ($1,000,000) of either investment capital or in-kind consideration.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number                              Description

+2.1    2.1      *Asset Purchase  Agreement between the Company and John Simpson dated as of April 7, 2003 (incorporated herein by reference to Exhibit 10 to the Company's 8-K filed April 10, 2003).

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

        10.1 *Assignment of Patent Rights Agreement between the Company and John Simpson dated August 5, 2003 (incorporated herein by reference to Exhibit 10.1 to the Company's 8-K filed August 19,
                 2003).

        10.2 *Mutual Release and Termination Agreement between the Company and John Simpson dated July 18, 2003 (incorporated herein by reference to Exhibit 10.2 to the Company's 8-K filed August 19,
                 2003).

        10.3 *Exclusive Patent License Agreement between the Company and John Simpson dated July 31, 2003 (incorporated herein by reference to Exhibit 10.3 to the Company's 8-K filed August 19,
                 2003).

        10.4 *Consulting Services Agreement between the Company and John Simpson dated July 31, 2003 (incorporated herein by reference to Exhibit 10.4 to the Company's 8-K filed August 19, 2003).

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

On August 19, 2003, the Company filed Form 8-K/A relating to: the termination of the Asset Purchase Agreement with Mr. Simpson; the assignment of Patent No. 6,530,580 from the Company to Mr. Simpson; the binding Exclusive Patent Licensing Agreement with Mr. Simpson, granting a license to the Company to use the Patent; the resignation of Mr. Simpson as president of the Company; and the Consulting Agreement entered into between the Company and Mr. Simpson.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Dtomi, Inc.
                                  (Name of Registrant)


Date:  August 19, 2003             By: /s/ John "JT" Thatch
                                      ___________________________
                                    John "JT" Thatch, CEO/Director/acting CFO

EXHIBIT INDEX

Exhibit
Number                              Description

+2.1    2.1      *Asset Purchase  Agreement between the Company and John Simpson dated as of April 7, 2003 (incorporated herein by reference to Exhibit 10 to the Company's 8-K filed April 10, 2003).

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

        10.1 *Assignment of Patent Rights Agreement between the Company and John Simpson dated August 5, 2003 (incorporated herein by reference to Exhibit 10.1 to the Company's 8-K filed August 19,
                 2003).

        10.2 *Mutual Release and Termination Agreement between the Company and John Simpson dated July 18, 2003 (incorporated herein by reference to Exhibit 10.2 to the Company's 8-K filed August 19,
                 2003).

        10.3 *Exclusive Patent License Agreement between the Company and John Simpson dated July 31, 2003 (incorporated herein by reference to Exhibit 10.3 to the Company's 8-K filed August 19,
                 2003).

        10.4 *Consulting Services Agreement between the Company and John Simpson dated July 31, 2003 (incorporated herein by reference to Exhibit 10.4 to the Company's 8-K filed August 19, 2003).

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


Dated: August 19, 2003            Dtomi, Inc.


                                   By:  /s/ John "JT" Thatch
                                      --------------------------------------
                                      John "JT" Thatch, CEO/Director/acting CFO