Form 10QSB/A
period 2003-06-30
DTOMI INC
filed 2003-08-21
CIK 1083721

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



Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of June 30, 2003 there were 7,010,384 shares of the Registrant's common stock, $0.001 par value per share, issued and outstanding. Note: Effective April 7, 2003, the Company effected a 1-for-20 reverse split. The current number noted herein is postsplit.

Transitional Small Business Disclosure Format (check one):
[_] Yes [X] No

                                   DTOMI, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE PERIOD ENDED JUNE 30, 2003

                                      INDEX



PART I - FINANCIAL INFORMATION..................................................
   ITEM 1.         Financial Statements.........................................
                   BALANCE SHEETS...............................................
                   STATEMENTS OF OPERATIONS.....................................
                   STATEMENTS OF CASH FLOWS.....................................
                   NOTES TO FINANCIAL STATEMENTS................................
   ITEM 2.        Management's Discussion and Analysis of Financial Condition
                       and Results of Operations................................
PART II - OTHER INFORMATION.....................................................
   ITEM 1.        Legal Proceedings.............................................
   ITEM 2.        Changes in Securities and Use of Proceeds.....................
   ITEM 3.        Defaults Upon Senior Securities...............................
   ITEM 4.        Submission of Matters to a Vote of Security Holders...........
   ITEM 5.        Other Information.............................................
   ITEM 6.        Exhibits and Reports on Form 8-K..............................
SIGNATURES......................................................................

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  DTOMI, INC.
                         (A Development Stage Company)
                                Balance Sheets


                                                          ASSETS

                                                                                  June 30, 2003
                                                                                    (Unaudited)         December 31, 2002
                                                                                ------------------     --------------------
 CURRENT ASSETS
 Cash                                                                           $           1,209      $             6,269

                                                                                ------------------     --------------------
 TOTAL CURRENT ASSETS                                                                       1,209                    6,269
                                                                                ------------------     --------------------

 PROPERTY AND EQUIPMENT, NET                                                               48,070                   63,250
                                                                                ------------------     --------------------

                                                                                ------------------     --------------------
 TOTAL ASSETS                                                                   $          49,279      $            69,519
                                                                                ==================     ====================
                                         Liabilities and Stockholders' Deficiency
 CURRENT LIABILITIES
 Notes and loans payable                                                        $         189,000      $           483,530
 Accounts payable                                                                         155,004                   35,501
 Accounts payable, related party                                                          256,712                  272,197
 Accrued interest                                                                          17,670                   34,000
 Due to affiliate                                                                          46,399                   30,991
 Liabilities assumed                                                                      281,000                        -
 Convertible debentures                                                                    37,000                        -
 Accrued compensation                                                                      27,656                   20,456
                                                                                ------------------     --------------------
 TOTAL CURRENT LIABILITIES                                                              1,010,441                  876,675
                                                                                ------------------     --------------------
 Stockholders' Deficiency
 Preferred stock, par value $0.001; 25,000,000 shares authorized
      None shares issued and outstanding                                                        -                        -
 Common stock, par value $0.001; 100,000,000 shares authorized,
      7,010,384 and 971,021 shares issued and outstanding
      respectively, June 30, 2003 and December 31, 2002                                     7,010                      971
 Common stock issuable, at par value.  (730,769 shares)                                       731                        -

 Additional paid in capital                                                             5,613,220                4,801,698
 Deficit accumulated during the development stage                                      (6,274,294)              (5,578,373)
                                                                                ------------------     --------------------
                                                                                         (653,333)                (775,704)
 Less subscriptions receivable                                                            (10,000)
 Less deferred consulting expense                                                        (297,829)                 (31,452)
                                                                                ------------------     --------------------
 TOTAL STOCKHOLDERS' DEFICIENCY                                                          (961,162)                (807,156)
                                                                                ------------------     --------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                 $          49,279      $            69,519
                                                                                ==================     ====================

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                 FOR THE         FOR THE              FROM
                                               FOR THE          FOR THE        SIX MONTHS      SIX MONTHS      SEPTEMBER 20,2000
                                             QUARTER ENDED    QUARTER ENDED       ENDED           ENDED          (INCEPTION) TO
                                             JUNE 30, 2003    JUNE 30, 2002    JUNE 30, 2003   JUNE 30, 2002     JUNE 30, 2003
                                            --------------   --------------   --------------  --------------   -------------------

Revenues                                    $           -    $           -    $           -   $           -    $           11,837

Cost of Revenues                                        -                -                -               -                   213
                                            --------------   --------------   --------------  --------------   -------------------

Gross Profit                                            -                -                -               -                11,624
OPERATING EXPENSES
Compensation                                       26,107       (1,111,702)           3,160         467,276             2,098,643
Consulting fees                                   133,931           65,600          144,561          78,075             1,340,167
Depreciation                                        7,590           39,255           15,180          39,255               179,619
General and administrative                          5,813            2,445           10,942          25,391               371,651
Professional fees                                  88,361           51,110          172,689         291,249               940,958
Rent expense                                       15,408            7,136           46,224          12,272               117,840
Impairment loss                                   392,559                -          392,559               -               615,998
Sales, marketing and advertising                    4,616                -            4,616               -                80,280
                                            --------------   --------------   --------------  --------------   -------------------
TOTAL OPERATING EXPENSES                          674,385         (946,156)         789,931         913,518             5,745,156
                                            --------------   --------------   --------------  --------------   -------------------
Loss from Operations                             (674,385)         946,156         (789,931)       (913,518)           (5,733,532)
                                            --------------   --------------   --------------  --------------   -------------------
Other Income (Expense)
Other income                                            -                -                -               -                36,466
Interest expense                                   (9,761)               -          (18,224)              -              (595,186)
Settlement gain/loss, net                         112,634                -          112,634        (322,000)               17,958
                                            --------------   --------------   --------------  --------------   -------------------
TOTAL OTHER EXPENSES, NET                         102,873                -           94,410        (322,000)             (540,762)
                                            --------------   --------------   --------------  --------------   -------------------
Net Loss                                    $    (571,512)   $     946,156    $    (695,521)  $  (1,235,518)   $       (6,274,294)
                                            ==============   ==============   ==============  ==============   ===================
Basic and Diluted Loss Per Common Share:            (0.15)            0.06            (0.30)          (0.08)                (7.01)
                                            ==============   ==============   ==============  ==============   ===================
Weighted average common shares outstanding      3,723,200       16,733,112        2,354,592      15,438,852               895,425
                                            ==============   ==============   ==============  ==============   ===================

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                    CASH FLOW
                                   (UNAUDITED)

                                                                                                                FROM
                                                                                                         SEPTEMBER 20, 2000
                                                                         SIX MONTHS ENDED JUNE 30,        (INCEPTION) TO
                                                                          2003              2002           JUNE 30, 2003
                                                                       ------------     -------------    ------------------
Cash Flows from Operating Activities:
    Net Loss                                                           $  (695,921)     $ (1,152,512)    $      (6,274,294)
    Adjustments to reconcile net loss to net cash used
       in operating activities:
       Stock and options issued for services                               110,460           697,270             2,623,494
       Bad debt                                                                  -                 -                 1,125
       Stock based settlement gain                                         (78,080)                -               283,514
       Other settlement loss                                                     -                 -                70,241
       Depreciation and amortization                                        15,180            39,255               179,619
       Impairment loss                                                     392,559                 -               565,247
       Compensation converted to promissiry note                                 -                 -                15,000
       Deferred consulting amortization                                     82,446                 -                82,446
    Changes in operating liabilities:
       (Increase) decrease in:
          Accounts payable                                                       -                 -                  (310)
          Due from officer                                                       -            (4,486)                    -
          Due from affiliate                                                     -              (607)                    -
       Increase (decrease) in:
          Accounts payable                                                 104,018           273,193               671,425
          Accrued compensation, officer                                      7,200                 -                27,656
          Accrued interest                                                 (16,330)                -               187,935
          Note payable                                                           -            12,550                     -
          Liabilities assumed                                              (19,000)                -               (19,000)
                                                                       ------------     -------------    ------------------
NET CASH USED IN OPERATING ACTIVITIES                                      (97,468)         (135,337)           (1,585,902)
                                                                       ------------     -------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                           -                 -                (2,700)
    Purchase of keywords intangible assets                                       -                 -                (2,400)
    Deposits                                                                     -                 -                  (120)
    Loan to predecessor                                                          -                 -              (152,207)
                                                                       ------------     -------------    ------------------
NET CASH USED IN INVESTING ACTIVITIES                                            -                 -              (157,427)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from affiliate loans                                           15,408                 -                46,399
    Proceeds from convertible debentures                                    37,000                 -                37,000
    Cash acquired in asset purchase                                              -                 -                 9,740
    Cash overdraft                                                               -                 -                 5,107
    Loan proceeds                                                                -           151,000                     -
    Proceeds from exercise of warrants & options                            10,000               100               177,600
    Repayment to former officer                                                  -            (2,450)               (2,450)
    Proceeds from sale of common stock                                      30,000                 -                30,000
    Proceeds from notes payable                                                  -                 -             1,441,142
                                                                       ------------     -------------    ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   92,408           148,650             1,744,538
                                                                       ------------     -------------    ------------------

Net Increase (Decrease) in Cash                                        $    (5,060)     $     13,313     $           1,209

Cash Beginning of Period                                                     6,269                 -                     -
                                                                       ------------     -------------    ------------------

                                                                       ------------     -------------    ------------------
CASH END OF PERIOD                                                     $     1,209      $     13,313     $           1,209
                                                                       ============     =============    ==================

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Unaudited)

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

NOTE 2 ASSET ACQUISITION
------------------------

On April 7, 2003, the Company executed an Asset Purchase Agreement to acquire a patent and assume certain liabilities totaling $300,000, which are unspecified in the Agreement, relating to that patent in exchange for 711,992 common shares of the Company. The purchase price of $92,559 is based on the 711,992 shares at the contemporaneous offering price of $0.13 per share.

Allocation of the purchase price to the asset and liabilities is estimated as follows:


---------------------  -----------------
Patent                 $        392,559
---------------------  -----------------
Liabilities                    (300,000)
---------------------  -----------------
Purchase price         $         92,559
---------------------  =================



Subsequent to the quarter ended June 30, 2003, this agreement was terminated (See Note 5). Therefore the patent was deemed to be fully impaired at June 30, 2003.


NOTE 3 STOCKHOLDERS' DEFICIENCY
-------------------------------

STOCK ISSUANCES

On May 21, 2003 and May 28, 2003, the Company authorized and issued 1,362,334 and 1,000,000 common shares respectively for consulting services under 6-month consulting agreements terminating on November 21, 2003 and November 28, 2003. Since the shares were considered fully vested and non-forfeitable upon issuance, they were valued based on the contemporaneous offering price of $0.13 per share, resulting in an aggregate value of $307,103. This amount is being recognized over the 6-month term with $51,184 recognized as consulting expense in the second quarter and $255,920 recorded as a deferred consulting fee component of equity at June 30, 2003. In June 2003, the company authorized 1,400,000 common shares for services rendered. These shares are valued at $182,000 based on the contemporaneous offering price of $0.13 share. $65,000 is recorded as legal expenses, $52,000 is recorded as consulting expenses and the remaining $65,000 is recorded as compensation for the second quarter 2003. Of the total 1,400,000 shares authorized, 1,000,000 shares were issued and 500,000 are recorded as common stock issuable at June 30, 2003.

In June 2003, 1,665,000 common shares were issued as settlement of loan payable. The shares were valued based on the contemporaneous offering price of $0.13 per share for a total value of $216,450, which resulted in a gain on settlement of $112,634 during the quarter ended June 30, 2003.

The Company received $30,000 for 230,769 common shares which are reflected in issuable shares at June 30, 2003.

STOCK OPTIONS

On December 2, 2002, the Company granted anti-dilutive options under a new employment contract with its Director of Operations. The employee is to receive options to purchase an aggregate 5% of the issued and outstanding common shares during the three year term of the contract at an exercise price of $0.20 per share. Accordingly, 368,968 options were issuable to the employee as of June 30, 2003. As the ultimate quantity of options to be granted under the agreement is variable based on the 5% provision, the options are accounted for as variable with the aggregate compensation adjusted up or down based on a revaluation at each balance sheet date. The options had no value at June 30, 2003 using the intrinsic value method under APB 25 resulting in a credit to compensation expense of $11,243 for the three months ended June 30, 2003.


Note 4 GOING CONCERN
----------------------

As reflected in the accompanying financial statements, the Company has a net loss for the three months ended June 30, 2003 of $571,512, a stockholders' deficiency of $961,162 and a deficit accumulated during the development stage of $6,274,294 at June 30, 2003; cash used in operations for the three months ended June 30, 2003 of $97,468, a working capital deficit of $961,162 at June 30, 2003, and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues.

In July 2003, the Company acquired a license for a certain patent, which it plans to commercialize. Management believes this will enhance the Company's ability to raise the capital necessary to implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern


Note 5   SUBSEQUENT EVENTS
--------------------------

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

On July 31, 2003, Dtomi executed that certain Exclusive Patent License Agreement ("Exclusive Patent License Agreement"), pursuant to which Mr. Simpson granted an exclusive right and license to use the Patent. The Exclusive Patent License Agreement became effective on August 5, 2003 for a term of twenty years. An initial payment of $50,000 was required at the signing of the agreement, and thereafter Dtomi will pay a monthly license fee in the amount of $10,000 beginning on September 1, 2003 through the term of the agreement. At the same time, Dtomi executed that certain Consulting Services Agreement ("Consulting Services Agreement"), pursuant to which Mr. Simpson agreed to provide to Dtomi, on an as needed basis by Dtomi, forty (40) hours per month of consulting services, which include advising, consulting, and strategizing on matters relating to the commercialization of the Patent, in consideration for which Dtomi agreed to grant Mr. Simpson a sufficient quantity of common shares of Dtomi such that Mr. Simpson shall own (i) thirty percent (30%) of all issued and outstanding shares of Dtomi upon execution of the agreement; (ii) twenty four point three percent (25%) upon Dtomi receiving at least Six Hundred Thousand Dollars ($600,000) of either investment capital or in-kind consideration; and
(iii) twenty-two percent (22%) upon Dtomi receiving at least One Million Dollars ($1,000,000) of either investment capital or in-kind consideration.

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

Effective April 7, 2003, the Company effected a 1-for-20 reverse split. Prior to the reverse split the Company had issued and outstanding 19,417,981 common shares $0.001 par value per share. The reverse split reduced this number to 970,899 common shares and provided for an additional 122 shares for rounding up fractional shares. Additional shares issued and issuable through June 30, 2003 bring the balance of outstanding shares for accounting purposes to 7,741,153 at June 30, 2003. (includes 730,769 issuable common shares)

MATERIAL CHANGES IN FINANCIAL CONDITION

The Company's cash balance decreased to $1,209 at June 30, 2003 from $6,269 at December 31, 2002. The Company has been primarily funded with loans in 2003 which have been used to pay corporate expenses. The change in property and equipment from 2002 to 2003 is primarily depreciation

Notes and Loans Payable decreased from $483,530 as of December 31, 2003 to $189,000 at June 30, 2003, a decrease of $294,530. Loans of $294,530 were exchanged for 1,665,000 common shares in June 2003

The Company continues to fall behind in its Accounts Payable to third parties and related parties (the related party amount represents attorney fees due to the Company attorney and chairman of the board of Directors) which increased by $104,018 in 2003. This amount will continue to grow as the Company continues to develop its products and until Company operations can begin producing income to support the operational expenses.

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

Liabilities of $300,000 were assumed in the acquisition of assets and assumption of liabilities in April 2003. We paid $19,000 of these in the second quarter.

The Company raised $37,000 in April 2003 from the issuance of convertible debentures.

The cumulative effect of these liabilities is an increase of Total Current Liabilities of $133,766 from $876,675 at December 31, 2002 to $1,010,441 at June 30, 2003. Liabilities will continue to increase as the Company continues to develop its AirSpring and other products that are noted above.

The additional paid-in capital increased $811,522 from $4,801,698 at December 31, 2002 to $5,613,220 at June 30, 2003. The increase is primarily a result of the valuation of shares issued for services. A portion of that expense, $297,829, is deferred as a component of stockholders' equity at June 30, 2003.


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

Operating Expenses

The Compensation increased from $(1,111,702) for the quarter ended June 30, 2002 to $26,107 for the same period of 2003, a net increase of $1,137,809. The increase in compensation is the result of salaries accrued for the two employees reduced by credit to compensation expense for the variable accounting adjustment for options granted to one employee. The primary reason for the large negative balance in the prior period is due to a variable accounting adjustment for equity instruments.

The Consulting expenses increased from $65,600 to $133,931 for the second quarters of 2002 and 2003, respectively. This rise in consulting fees is due primarily to consulting advise received by Dtomi relating to the patenting, development, marketing and sales of the AirSpring axle as well as expenses incurred in an effort to assist in obtaining additional funding for the Company. This is the result of issuance of shares of common stock in prepayment of consulting services to be rendered and amortization of such deferred expenses over the applicable service periods

Resulting out of the International Manufacturers Gateway to Dtomi Asset Purchase, the Company owns depreciable assets for which the depreciation for the second three months of 2003 is calculated to be $7,590 compared to $39,255 for the same period of 2002. The decrease occurs since substantial assets were impaired at the end of fiscal year 2002.

Notwithstanding that the Company is functional with its focus on the development and marketing of the AirSpring axle, the Company activity during this second quarter is such that the General and Administrative expenses are limited in lieu of consultants as noted above. As a result of this limited corporate activity during this second quarter of 2003, the General and Administrative expense was reduced to $5,813 as compared to a year ago, $2,445. The Professional fees increased from $51,110 for this second quarter of 2002 compared to $88,361 for the same period of 2003, an increase of $37,251, 73%. These professional fees relate to the general accounting fees and legal fees relating to the AirSpring axle.

The Company continues to rent office and storage space; however, when the Company does not have sufficient revenue to pay current rent, rent accrues monthly at a rate of $5,136. The rent expense for the second quarter of 2003 is $15,408 compared to $7,136 for the second quarter of 2002.

Other than the reasons expressed above relating to the second quarter of 2002 Consulting fees, the consequence of the efforts by the Company relating to the further development, marketing and sales of the AirSpring axle are a major contributing factor that give rise to the Total Operating Expenses being decreased from $946,156 in the period ended June 30, 2002 to $674,385 for the same period of 2003. The lack of Revenue yields a major factor in Loss from Operations. from

The Net Settlement Gain, $112,634, is the result of settlement of the San Rafael Consulting Group, LLC. Debt and related accrued interest.

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

On or around April 11, 2003, the Company issued shares of common stock of the Company pursuant to a beneficial owner round up: (A) RBC Dain Rauscher - four
(4) shares of common stock; (B) National Investor - four (4) shares of common stock; (C) E*Trade Clearing - sixteen (16) shares of common stockl and (D) USAA Investment - one (1) share of common stock. The Company issued the shares in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 (the "Securities Act").

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

On or around June 4, 2003, the Company issued four hundred thousand (400,000) shares of common stock of the Company to John Simpson in consideration for services rendered. On June 5, 2003, the Company issued seven hundred eleven thousand, nine hundred ninety two (711,992) shares of common stock of the Company to John Simpson in consideration of Mr. Simpson's sale of the Patent to the Company. The 400,000 shares issued on June 4, 2003 were attributed to the 711,992 shares subsequently issued on June 5, 2003. The Company issued the 711,992 in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

One or around June 11, 2003, the Company issued shares of common stock of the Company pursuant to the Section 4.2 of the Securities Act as follows: (A) Pursuant to consulting agreements between the Company and (i) Edward Klaeger - two hundred thousand (200,000) shares of common stock; (ii) Joel Fedder - two hundred thousand (200,000) shares of common stock; (iii) Francesco Pasquali - four hundred two thousand, three hundred thirty four (402,334) shares of common stock; (iv) San Rafael Consulting - five hundred fifty thousand (550,000) shares of common stock; (v) Bishop's Gate Partners - four hundred ten thousand
(410,000)  shares of common stock;  (vi) Andrew  Fisher - four hundred  thousand
(400,000)  shares of common stock;  (vii) Teresa Ruddle - three hundred thousand
(300,000) shares of common stock; and (viii) Rangeley Company - three hundred thousand (300,000) shares of common stock; and (B) Pursuant to the engagement agreement (the "Engagement Agreement") between The Otto Law Group and the Company, the Company issued five hundred thousand (500,000) shares of common stock. The Company registered the aforementioned shares on Form S-8.

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

On July 31, 2003, Dtomi executed that certain Exclusive Patent License Agreement ("Exclusive Patent License Agreement"), pursuant to which Mr. Simpson granted an exclusive right and license to use the Patent. The Exclusive Patent License Agreement became effective on August 5, 2003. At the same time, Dtomi executed that certain Consulting Services Agreement ("Consulting Services Agreement"), pursuant to which Mr. Simpson agreed to provide to Dtomi, on an as needed basis by Dtomi, forty (40) hours per month of consulting services, which include advising, consulting, and strategizing on matters relating to the commercialization of the Patent, in consideration for which Dtomi agreed to grant Mr. Simpson a sufficient quantity of common shares of Dtomi such that Mr. Simpson shall own (i) thirty percent (30%) of all issued and outstanding shares of Dtomi upon execution of the agreement; (ii) twenty four point three percent (24.3%) upon Dtomi receiving at least Six Hundred Thousand Dollars ($600,000) of either investment capital or in-kind consideration; and (iii) twenty-two percent (22%) upon Dtomi receiving at least One Million Dollars ($1,000,000) of either investment capital or in-kind consideration. The 711,992 shares previously issued to Mr. Simpson on June 5, 2003 are to be attributed to the shares Mr.
Simpson will receive in consideration for his services pursuant to the Consulting Services Agreement.

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

                                   Dtomi, Inc.
                                   (Name of Registrant)


Date:  August ___, 2003            By: /s/ John "JT" Thatch
                                      -------------------------------------
                                   John "JT" Thatch, CEO/Director/acting CFO

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

         13       *Form 10-KSB for year ending December 31, 2002.

         31.1 CEO and CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         * Incorporated herein by reference as indicated.