Form 10QSB
period 2003-09-30
DTOMI INC
filed 2003-11-14
CIK 1083721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2003

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



Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of September 30, 2003 there were 10,390,384 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):
[_] Yes [X] No

                                   DTOMI, INC.
                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX



PART I - FINANCIAL INFORMATION.................................................
   ITEM 1.         Financial Statements........................................
      CONSOLIDATED BALANCE SHEET...............................................
      CONSOLIDATED STATEMENTS OF OPERATIONS....................................
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY..........................
      CONSOLIDATED STATEMENTS OF CASH FLOWS....................................
   ITEM 2.        Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......
PART II - OTHER INFORMATION....................................................
   ITEM 1.        Legal Proceedings............................................
   ITEM 2.        Changes in Securities and Use of Proceeds....................
   ITEM 3.        Defaults Upon Senior Securities..............................
   ITEM 4.        Submission of Matters to a Vote of Security Holders..........
   ITEM 5.        Other Information............................................
   ITEM 6.        Exhibits and Reports on Form 8-K.............................
SIGNATURES.....................................................................

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                 --------------



                                                ASSETS
                                                ------
                                                                 SEPTEMBER 30, 2003
                                                                 ------------------
                                                                    (UNAUDITED)    DECEMBER 31, 2002
                                                                    ------------  -------------------
CURRENT ASSETS
Cash                                                                $   596,137   $            6,269
                                                                    ------------  -------------------
TOTAL CURRENT ASSETS                                                    596,137                6,269
                                                                    ------------  -------------------

 PROPERTY AND EQUIPMENT, NET                                             40,480               63,250
                                                                    ------------  -------------------

 TOTAL ASSETS                                                       $   636,617   $           69,519
                                                                    ============  ===================

                        LIABILITIES & STOCKHOLDERS' DEFICIENCY
                       ---------------------------------------
CURRENT LIABILITIES
Loans payable                                                           174,000              483,530
Accounts payable                                                        145,568               35,501
Accounts payable, related party                                         317,922              272,197
Accrued interest                                                         25,097               34,000
Due to affiliate                                                         78,139               30,991
Convertible debenture                                                    52,000                    -
Accrued license fees                                                     10,000                    -
Accrued compensation                                                    167,507               20,456
                                                                    ------------  -------------------
TOTAL CURRENT LIABILITIES                                               970,233              876,675
                                                                    ------------  -------------------
 STOCKHOLDERS' DEFICIENCY
 Preferred stock, $0.001 par value, 25,000,000 shares authorized,
      none issued and outstanding                                             -                    -
 Common stock, $0.001 par value, 100,000,000 shares authorized,
      8,728,392 shares issued and outstanding                             8,728                  971
 Common stock issuable, at par value (15,134,895 shares)                 15,135                    -
 Additional paid-in capital                                           7,022,467            4,801,698
 Deficit accumulated during the development stage                    (6,622,042)          (5,578,373)
                                                                    ------------  -------------------
                                                                        424,288             (775,704)
 Less subscriptions receivable                                          (52,500)
 Less deferred consulting fees                                         (705,404)             (31,452)

                                                                    ------------  -------------------
 TOTAL STOCKHOLDERS' DEFICIENCY                                        (333,616)            (807,156)
                                                                    ------------  -------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $   636,617   $           69,519
                                                                    ============  ===================



                 See accompanying notes to financial statements
                                        1

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)

                                                                                              FOR THE
                                                   FOR THE                FOR THE           NINE MONTHS
                                               QUARTER ENDED           QUARTER ENDED           ENDED
                                              SEPTEMBER 30, 2003    SEPTEMBER 30, 2002    SEPTEMBER 30, 2003
                                             --------------------  --------------------  --------------------
REVENUES                                     $                 -   $                 -   $                 -

Cost of Revenues                                               -                     -                     -
                                             --------------------  --------------------  --------------------

GROSS PROFIT                                                   -                     -                     -
OPERATING EXPENSES
Compensation                                             244,851              (140,600)              248,011
Consulting                                               224,605                 2,000               369,166
Depreciation                                               7,590                23,554                22,770
General and administrative                                46,082                 3,629                57,424
License Fee                                               60,000                     -                60,000
Professional fees                                        149,752               116,951               322,441
Rent                                                           -                28,816                46,224
Impairment loss                                                -                     -               392,559
Sales, marketing and advertising                               -                     -                 4,616
                                             --------------------  --------------------  --------------------
TOTAL OPERATING EXPENSES                                 732,880                34,350             1,523,211
                                             --------------------  --------------------  --------------------
Loss from Operations                                    (732,880)              (34,350)           (1,523,211)
                                             --------------------  --------------------  --------------------
OTHER INCOME (EXPENSE)
Other income                                                   -                     -                     -
Interest expense                                          (7,427)              (23,994)              (25,651)
Settlement gain/loss, net                                392,559                     -               505,193
                                             --------------------  --------------------  --------------------
TOTAL OTHER EXPENSES, NET                                385,132               (23,994)              479,542
                                             --------------------  --------------------  --------------------
NET LOSS                                     $          (347,748)  $           (58,344)  $        (1,043,669)
                                             ====================  ====================  ====================
Basic and Diluted Loss Per Common Share:     $             (0.05)  $             (0.00)  $             (0.19)
                                             ====================  ====================  ====================
Weighted average common shares outstanding             7,547,374            17,863,198             5,379,225
                                             ====================  ====================  ====================

                                                FOR THE NINE      FROM SEPTEMBER 20, 2000
                                                MONTHS ENDED          (INCEPTION) TO
                                              SEPTEMBER 30, 2002    SEPTEMBER 30, 2003
                                             --------------------  --------------------
REVENUES                                     $                 -   $            11,837

Cost of Revenues                                               -                   213
                                             --------------------  --------------------

GROSS PROFIT                                                   -                11,624
OPERATING EXPENSES
Compensation                                             326,676             2,343,494
Consulting                                                80,075             1,564,772
Depreciation                                              62,809               187,209
General and administrative                                90,361               417,733
License Fee                                                    -                60,000
Professional fees                                        346,859             1,090,710
Rent                                                      41,088               117,840
Impairment loss                                                -               615,998
Sales, marketing and advertising                               -                80,280
                                             --------------------  --------------------
TOTAL OPERATING EXPENSES                                 947,868             6,478,036
                                             --------------------  --------------------
Loss from Operations                                    (947,868)           (6,466,412)
                                             --------------------  --------------------
OTHER INCOME (EXPENSE)
Other income                                              36,466
Interest expense                                        (345,994)             (602,613)
Settlement gain/loss, net                                      -               410,517
                                             --------------------  --------------------
TOTAL OTHER EXPENSES, NET                               (345,994)             (155,630)
                                             --------------------  --------------------
NET LOSS                                     $        (1,293,862)  $        (6,622,042)
                                             ====================  ====================
Basic and Diluted Loss Per Common Share:     $             (0.08)  $             (3.76)
                                             ====================  ====================
Weighted average common shares outstanding            16,230,021             1,760,271
                                             ====================  ====================

                 See accompanying notes to financial statements

                         DTOMI, INC.
                (A DEVELOPMENT STAGE COMPANY)
                   STATEMENTS OF CASH FLOWS
                         (UNAUDITED)

                                                                                                                    FROM
                                                                                                             SEPTEMBER 20, 2000
                                                                 NINE MONTHS ENDED                            (INCEPTION) TO
                                                  SEPTEMBER 30, 2003            SEPTEMBER 30, 2002           SEPTEMBER 30, 2003
                                                ------------------------   ----------------------------     -----------------

Cash Flows from Operating Activities:
Net Loss                                                   $ (1,043,669)                  $ (1,293,862)         $ (7,317,963)
Adjustments to reconcile net loss to net cash
     used in operating activities
Stock based expenses for services                               226,951                        289,326             2,850,445
Bad Debt                                                              -                              -                 1,125
Stock based settlement loss                                           -                        345,994               283,514
Other settlement gain, net                                     (112,634)                             -               (42,393)
Depreciation                                                     22,770                         62,809               202,389
Impairment loss and other asset write-offs                            -                              -               565,247
Compensation converted to promissory note                             -                              -                15,000
Settlement gain on patent                                      (392,559)                             -                     -
Impairment loss on patent                                       392,559                              -                     -
Deferred consulting amortization                                283,400                              -               365,846
CHANGES IN OPERATING LIABILITIES:
(Increase) decrease in:
Accounts receivable                                                   -                              -                  (310)
Due from officer                                                      -                              -                     -
Due from affiliate                                                    -                           (607)                    -
Increase (decrease) in:
Accounts payable                                                110,067                        321,949               781,492
Accounts payable, related party                                  45,725                              -                     -
Accrued compensation, officer                                   147,051                         16,207               174,707
Accrued interest and expenses                                    25,652                              -               213,587
Note payable                                                          -                         12,550                     -
Due to affiliate                                                 47,148                              -                     -
Accrued license fees                                             10,000                              -                     -
Liabilites assumed                                                    -                              -               (19,000)
                                                ------------------------   ----------------------------     -----------------
NET CASH USED IN OPERATING ACTIVITIES                          (237,539)                      (245,634)           (1,926,314)
                                                ------------------------   ----------------------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                    -                              -                (2,700)
Purchase of keywords intangible asset                                 -                              -                (2,400)
Deposits                                                              -                              -                  (120)
Loan to predecessor                                                   -                              -              (152,207)
                                                ------------------------   ----------------------------     -----------------
NET USED IN INVESTING ACTIVITIES                                      -                              -              (157,427)
                                                 ------------------------   ----------------------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from affiliate loans                                         -                              -                46,399
Proceeds from convertible debentures                             37,000                                               74,000
Cash acquired in asset purchase                                       -                              -                 9,740
Cash overdraft                                                        -                              -                 5,107
Loan proceeds                                                         -                        248,000                     -
Proceeds from exercise of warrants and options                        -                            100               177,600
Repayment to former officer                                           -                         (2,450)               (2,450)
Proceeds from sale of common stock                              790,407                                              820,407
Proceeds from notes payable                                           -                              -             1,441,142
                                                 ------------------------   ----------------------------     -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       827,407                        245,650             2,571,945
                                                 ------------------------   ----------------------------     -----------------

Net Increase (Decrease) in Cash                               $ 589,868                           $ 16             $ 488,204
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    6,269                              -                     -
                                                 ------------------------   ----------------------------     -----------------

                                                ------------------------   ----------------------------     -----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $ 596,137                           $ 16             $ 488,204
                                                ========================   ============================     =================

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
------------------------------------------------------------------------
In December 2000, the Company acquired net liabilities of $323,045 from a related party.  The differential was charged to additional paid-in capital.

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

In 2003, the Company settled $294,530 of debt and $34,555 of accrued interest with stock.

On 2003, a loan payable was converted to a convertible debenture.

                 See accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)

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


NOTE 2 CONVERTIBLE DEBENTURES
------------------------------------------------------------

In April and May 2003, the Company issued two 10% one-year convertible debentures to two individuals for $37,000 and $17,000. The $37,000 was paid for with $20,000 cash and an existing loan balance of $15,000 and the $17,000 was paid for with cash. Upon expiration of one year or a Company filing of a registration statement for any of its securities, whichever is earlier, the holders principal and accrued interest shall automatically convert based upon a stipulated formula. Based upon the stipulated formula, there was no beneficial conversion feature recorded.

NOTE 3 ASSET ACQUISITION, RESCISSION, AND NEW PATENT LICENSE
------------------------------------------------------------

On April 7, 2003, the Company executed an Asset Purchase Agreement to acquire a patent and assume certain liabilities totaling $300,000, which were unspecified in the Agreement, relating to that patent in exchange for 711,992 common shares of the Company. The purchase price of $92,559 was based on the 711,992 shares at the contemporaneous offering price of $0.13 per share.

Allocation of the purchase price to the asset and liabilities was estimated as follows:


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

On July 31, 2003, Dtomi executed that certain Exclusive Patent License Agreement ("Exclusive Patent License Agreement"), pursuant to which Mr. Simpson granted an exclusive right and license to use the Patent. The Exclusive Patent License Agreement became effective on August 5, 2003 for a term of twenty years. An initial payment of $50,000 was required at the signing of the agreement, and thereafter Dtomi will pay a monthly license fee in the amount of $10,000 beginning on September 1, 2003 through the term of the agreement. At the same time, Dtomi executed that certain Consulting Services Agreement ("Consulting Services Agreement"), pursuant to which Mr. Simpson agreed to provide to Dtomi, on an as needed basis by Dtomi, forty (40) hours per month of consulting services, which include advising, consulting, and strategizing on matters relating to the commercialization of the Patent, in consideration for which Dtomi agreed to grant Mr. Simpson a sufficient quantity of common shares of Dtomi such that Mr. Simpson shall own (i) thirty percent (30%) of all issued and outstanding shares of Dtomi upon execution of the agreement; (ii) twenty four point three percent (25%) upon Dtomi receiving at least Six Hundred Thousand Dollars ($600,000) of either investment capital or in-kind consideration; and
(iii) twenty-two percent (22%) upon Dtomi receiving at least One Million Dollars ($1,000,000) of either investment capital or in-kind consideration. For accounting purposes due to the subsequent termination, the $392,559 value of the patent was written off as impaired at June 30, 2003. In August 2003, upon execution of the Mutual Release and Termination Agreement, the 711,992 shares issuable were cancelled and the $300,000 liabilities were reversed and a $392,559 settlement gain was recognized. In addition, the $50,000 payment under the new license agreement was expensed as a license fee.


NOTE 4 COMMITMENTS
------------------

On July 31, 2003, the Company executed an Exclusive Patent License Agreement ("Exclusive Patent License Agreement"), to gain exclusive right and license to use the Patent. The Exclusive Patent License Agreement became effective on August 5, 2003 for a term of twenty years. An initial payment of $50,000 was required at the signing of the agreement, and thereafter the Company will pay a monthly license fee in the amount of $10,000 beginning on September 1, 2003 through the term of the agreement. At the same time, the Company executed a certain Consulting Services Agreement ("Consulting Services Agreement for forty
(40) hours per month of consulting services, which include advising, consulting, and strategizing on matters relating to the commercialization of the Patent, in consideration for which the Company agreed to grant the consultant a sufficient quantity of common shares of the Company such that he shall own (i) thirty percent (30%) of all issued and outstanding shares of the Company upon execution of the agreement; (ii) twenty four point three percent (25%) upon the Company receiving at least Six Hundred Thousand Dollars ($600,000) of either investment capital or in-kind consideration; and (iii) twenty-two percent (22%) upon the Company receiving at least One Million Dollars ($1,000,000) of either investment capital or in-kind consideration. As of September 30, 2003 there were 5,199,154 common shares issuable under the contract.


On September 22, 2003, the Company executed a 5-year employment agreement (the "Agreement")for a Chief Executive Officer. For the first year, the employee will receive $100,000 per year, payable on a bi-weekly basis, dating back to August 15, 2003. For the duration of the employment period, the employee shall receive a salary at the annual rate of $200,000. Immediately following the effective date of the Agreement, the employee received a signing bonus of $100,000, paid by issuance of 1,052,600 common shares valued at $0.095 per share and warrants to purchase 1,052,600 common shares at an exercise price of $0.18 per share, expiring on December 31, 2005. Under APB 25 the 1,052,600 shares issued were expensed immediately since they were a signing bonus, thus fully vested at the grant date. The employee was also granted options to purchase 910,125 common shares at an exercise price of $0.095 per share, expiring on September 22, 2008. Under APB 25 intrinsic value method, the warrants and options have no value.

NOTE 5 STOCKHOLDERS' DEFICIENCY
-------------------------------

STOCK ISSUANCES

On May 21, 2003 and May 28, 2003, the Company authorized and issued 1,362,334 and 1,000,000 common shares respectively for consulting services under 6-month consulting agreements terminating on November 21, 2003 and November 28, 2003. Since the shares were considered fully vested and non-forfeitable upon issuance, they were valued based on the contemporaneous offering price of $0.13 per share, resulting in an aggregate value of $307,103. This amount is being recognized over the 6-month term with $153,551 recognized as consulting expense through September 30, 2003 and $102,368 recorded as a deferred consulting fee component of equity at September 30, 2003. In June 2003, the company authorized 1,400,000 common shares for services rendered. These shares are valued at $182,000 based on the contemporaneous offering price of $0.13 share. $65,000 is recorded as legal expenses, $52,000 is recorded as consulting expenses and the remaining $65,000 is recorded as compensation for the second quarter 2003.

In June 2003, 1,665,000 common shares were issued as settlement of loan payable. The shares were valued based on the contemporaneous offering price of $0.13 per share for a total value of $216,450, which resulted in a gain on settlement of $112,634 during the quarter ended June 30, 2003.

In June 2003, the Company received $30,000 for 230,769 common shares which are reflected in issuable shares at September 30, 2003.

During the quarter ended September 30, 2003, the Company executed subscription agreements with various individuals for the purchase of 8,652,372 common shares at $0.095 per share, or $822,000 of which $779,500 has been received and a subscription receivable of $42,500 has been recorded. No shares have been issued and accordingly the shares are recorded as common stock issuable at September 30, 2003. The subscription agreements also grant warrants to purchase 8,652,372 common shares at an exercise price of $0.18 per share, expiring on December 31, 2005.

During the quarter ended September 30, 2003, the Company authorized and issued 1,380,000 common shares for consulting services. The shares were valued at the contemporaneous sale price of $0.95 per share, resulting in an aggregate value of $131,100. This amount is recognized over the term of the consulting agreements, which range from 6 to 60 months, with $10,767 recognized as consulting expense in the third quarter and $120,333 recorded as a deferred consulting fee component of equity at September 30, 2003.

During the quarter ended September 30, 2003, the Company authorized and issued 5,199,154 common shares pursuant to the terms of a Consulting Agreement. (See
Note 4) The shares were valued at $0.095 resulting in an aggregate value of $493,920. This amount is recognized over the 5-year term of the agreement with $16,491 recognized as consulting expense in the third quarter and $477,429 recorded as a deferred consulting fee component of equity at September 30, 2003.

In September 2003, the Company issued 500,000 shares which were authorized in June, 2003 and recorded as common stock issuable at June 30, 2003. On September 25, 2003, 550,000 common shares were purchased by an individual for $52,250 cash.

In September 2003, 950,000 common shares were issued by the transfer agent in anticipation of receiving subscriptions for 950,000 common shares and warrants for $90,250. Such shares are not reflected as issued or outstanding in the accompanying financial statements at September 30, 2003.

In September 2003,  1,052,600 common shares were issued as a signing bonus. (See
Note 4)

STOCK OPTIONS

On December 2, 2002, the Company granted anti-dilutive options under a new employment contract with its Director of Operations. The employee is to receive options to purchase an aggregate 5% of the issued and outstanding common shares during the three year term of the contract at an exercise price of $0.20 per share. Accordingly, 1,243,817 options were issuable to the employee as of September 30, 2003. As the ultimate quantity of options to be granted under the agreement is variable based on the 5% provision, the options are accounted for as variable with the aggregate compensation adjusted up or down based on a revaluation at each balance sheet date. The options had no value at September 30, 2003 using the intrinsic value method under APB 25 resulting in a credit to compensation expense of $11,243 for the three months ended June 30, 2003.


Note 6 GOING CONCERN
----------------------

As reflected in the accompanying financial statements, the Company has a net loss for the nine months ended September 30, 2003 of $1,043,669, a stockholders' deficiency of $333,616 and a deficit accumulated during the development stage of $6,622,042 at September 30, 2003; cash used in operations for the nine months ended September 30, 2003 of $237,539, a working capital deficit of $374,096 at September 30, 2003, and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues.

In July 2003, the Company acquired a license for a certain patent, which it plans to commercialize. Management believes this will enhance the Company's ability to raise the additional capital necessary to implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 7   SUBSEQUENT EVENTS
--------------------------

In October, 2003, the Company executed subscription agreements with various individuals for the purchase of 3,999,880 common shares at $0.095 per share, or $380,000 of which $365,000 has been received and a receivable of $15,000 has been recorded. The subscription agreements also grant warrants to purchase 3,999,880 common shares at an exercise price of $0.18 per share, expiring on December 31, 2005.

On October 10, 2003, the Company granted 615,621 common shares under one-year consulting agreements and another 100,000 shares to extend an existing agreement by three months. The shares are valued at $0.095 per share or an aggregate value of $67,984 to be recognized over the terms of the agreements.

In October 2003, the Company settled the $78,139 due to affiliate by exchanging it for the $40,480 of property and equipment. A settlement gain of approximately $37,659 was recognized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this registration statement, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the company, constitute "forward-looking statements" within the meaning of the
Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes;
(3) the relative stability of the debt and equity markets; (4) competition; (5) demographic changes; (6) government regulations; (7) required accounting changes; and (9) other factors over which the Company has little or no control.

References in this document to "Dtomi", "the Company", "we", "us," and "our" refer to Dtomi, Inc.

OVERVIEW

Activities during Dtomi's development stage include fundraising activities, acquisition and development of intellectual property, and implementation of the business plan.

As of the date of this report, the Company has raised approximately $790,000 net of approximately $822,000 of subscription receivables under an offering of shares and warrants. The Company's continuation as a going concern will depend on its ability to generate sufficient cash flow from operations to cover operating costs, or to raise additional capital. No assurance can be given that the Company will be able to generate adequate cash flow to fund ongoing operating costs or to raise additional funds. Because of an absence of sufficient cash flow, the Company has been required to limit operations.

AIR SPRING AXLE. Dtomi is in the process of shifting its primary focus from the Dtomi Manufacturing Database to the patented Air Spring Axle to which Dtomi has exclusive manufacturing and marketing/distribution rights. Please see Dtomi Form 8-K filed April 10, 2003 for a more complete description of the Air Spring Axle.

On April 7, 2003, Dtomi closed on its acquisition of the Air Spring Powered Lowerable Suspension Assembly Axle (the "Air Spring Axle"). Dtomi acquired the Air Spring Axle by executing that certain Asset Purchase Agreement with John E. Simpson, the author and owner of U.S. Patent No. 6,530,580 (the "Patent"). Prior to the execution of the Asset Purchase Agreement, Dtomi reverse split its issued and outstanding shares from 19,417,981 to 970,899. Pursuant to the terms of the Asset Purchase Agreement, Dtomi issued 711,992 shares of its common stock to Mr. Simpson, who was also appointed to serve on the Company's Board of Directors, and as its President.

The Company subsequently determined that its interests were best served by licensing the Patent from Mr. Simpson, rather than acquiring the Patent by an outright purchase. Accordingly, on August 5, 2003, Dtomi executed that certain Assignment of Patent Rights Agreement ("Assignment of Patent Rights Agreement") with Mr. Simpson, pursuant to which the Patent that Dtomi had previously acquired was assigned to Mr. Simpson. At the same time, Dtomi and Mr. Simpson executed that certain Mutual Release and Termination Agreement ("Mutual Release and Termination Agreement"), pursuant to which the Asset Purchase Agreement was terminated. Mr. Simpson simultaneously resigned from his position on the Board of Directors and as the President of the Company, effective July 31, 2003.

On July 31, 2003, Dtomi executed that certain Exclusive Patent License Agreement ("Exclusive Patent License Agreement"), which became effective on August 5, 2003, and pursuant to which Mr. Simpson granted an exclusive right and license to use the Patent. At the same time, Dtomi executed that certain Consulting Services Agreement ("Consulting Services Agreement"), pursuant to which Mr. Simpson agreed to provide to Dtomi, on an as needed basis by Dtomi, forty (40) hours per month of consulting services, which include advising, consulting, and strategizing on matters relating to the commercialization of the Patent, in consideration for which Dtomi agreed to grant Mr. Simpson a sufficient quantity of common shares of Dtomi such that Mr. Simpson shall own (i) thirty percent (30%) of all issued and outstanding shares of Dtomi upon execution of the agreement; (ii) twenty four point three percent (24.3%) upon Dtomi receiving at least Six Hundred Thousand Dollars ($600,000) of either investment capital or in-kind consideration; and (iii) twenty-two percent (22%) upon Dtomi receiving at least One Million Dollars ($1,000,000) of either investment capital or in-kind consideration. The 711,992 shares previously issued to Mr. Simpson on June 5, 2003 are to be attributed to the shares Mr. Simpson will receive in consideration for his services pursuant to the Consulting Services Agreement. The Company intends to manufacture the Air Spring Axle for customers within a variety of industries.

On September 22, 2003, Dtomi hired John Haddock to be its Chief Executive Officer, and executed that certain Employment Agreement, pursuant to which Mr. Haddock is to be employed for a period of five years in consideration for an annual salary of $200,000 and warrants to purchase 1,052,600 shares of the Company's common stock at an exercise price of $0.18 per share. Mr. Haddock, a graduate of Harvard Business School, has nearly 25 years of management and marketing experience in the transportation and technology industries.

DTOMI MANUFACTURING DATABASE. Although Dtomi will focus its operations on the commercialization of the Air Spring Axle, it will continue to commercialize its patent pending database software. This software amalgamates government economic census data with a domestic manufacturing database of approximately 400,000 manufacturing firms rendering valuable information to the manufacturing industry for increasing market share and finding prospective clients. Dtomi also has several other a-la-carte revenue products and services that promulgate this data into profitable revenue for manufacturing companies, all of which are in the development stage. While the Company will explore and pursue revenue opportunities from this software and related services, it does not intend on diverting resources from its primary goal of commercializing and marketing the Air Spring Axle.

MATERIAL CHANGES IN FINANCIAL CONDITION
The Current Assets of the Company have increased from $6,269 at December 31, 2002 to $596,137 as of September 30, 2003. Total Current Assets reflect these Cash amounts. Since inception, we have funded our operations and investments in equipment primarily through equity financings and borrowing from related parties that are not necessarily isolated transactions; however, there is no assurance that there will be proceeds from such transactions in the future. The cash increased during the third quarter of 2003 due to approximately $790,000 of net cash proceeds under a stock and warrant offering.

Property and Equipment has decreased by $22,770, from $63,250 at December 31, 2002 to $40,480 at September 30, 2003. This 36% decrease is the result of depreciation.

Loans Payable decreased from $483,530 as of December 31, 2002 to $174,000 at September 30, 2003, a decrease of $309,530 (64%). The exchange of $294,530 in loans for 1,665,000 common shares in June 2003 was a major contributing factor in this decrease of Loans Payable. Another $15,000 was converted to a convertible debenture. Although we have funded our operations and investments in equipment primarily through equity financings, loans from related parties have played a major role in funding the Company. Additional loans from investors are necessary for the Company to continue its efforts to continue development of its Air Spring and other products as noted above in the Overview section.

Accounts Payable increased by $110,067 from $35,501 at December 31, 2002 to $145,568 at September 30, 2003. This amount will continue to grow as the Company continues to develop the Air Spring Axle and the related marketing program.

Accounts Payable Related Party increased from $272,197 for the year-end 2002 to $317,922 at September 30, 2003, an increase of $45,725 (16.8%). This payable represents attorney fees due to the Company attorney and chairman of the board of Directors. The Company expects to continue to incur attorney fees as the legal services are necessarily performed for the benefit of the Company.

Interest accrues on the above mentioned loans and convertible debentures which accrual decreased for the period ended December 31, 2002 ($34,000) compared to $25,097 for the period ended September 30, 2003. This $8,903 decrease represents the result of converting a $34,555 of accrued interest to Company common equity offset by additional interest expense.

The $78,139 Due to Affiliate as of September 30, 2003 is the sum that the Company owes to New Millennium Media International, Inc. New Millennium Media International, Inc. is considered an affiliate because the Company leased office and warehouse space from New Millennium Media International, Inc. This is an increase of $47,148 over the December 31, 2002 amount due. This amount was settled after September 30, 2003 by transferring certain equipment to New Millennium Media International, Inc.

Convertible Debenture is stated on the books of account as of September 30, 2003 as $52,000. This resulted from $37,000 in new cash funding and the transfer of $15,000 in loans.

Accrued License Fees as of September 30, 2003 is stated at $10,000. On July 31, 2003, Dtomi executed an Exclusive Patent License Agreement pursuant to which Mr. Simpson granted an exclusive right and license to use the Patent. An initial payment of $50,000 was required at the signing of the agreement and thereafter Dtomi will pay a monthly license fee in the amount of $10,000. Please see Notes to the Financial Statement, Note 2, ASSET ACQUISITION, RESCISSION AND PATENT LICENSE for a more complete explanation.

Accrued Compensation increased from $20,456 at December 31, 2002 to $167,507 at September 30, 2003. This $147,051 increase is the result of the Company officers accruing their salaries until such time as the Company is able to afford to pay salaries from cash flow.

The cumulative effect of these liabilities is an increase of Total Current Liabilities of $93,558 from $876,675 at December 31, 2002 to $970,233 at September 30, 2003. The Company raised $37,000 in April 2003 from the issuance of convertible debentures and accrued compensation increased significantly. Please see Notes to the Financial Statement, Note 2, ASSET ACQUISITION, RESCISSION AND PATENT LICENSE for a more complete explanation. Additional liabilities will continue to accrue as the Company continues to develop its Air Spring and other products that are noted above.

The Company has incurred significant losses since inception, and as of September 30, 2003 had a deficit accumulated during the development stage of approximately $6,622,042, an increase of $1,043,669 over December 31, 2002. These figures take into account the Additional Paid in Capital of $7,022,467 at September 30, 2003, an increase of $2,220,769 from $4,801,698 at December 31, 2002. The Company will continue to accumulate a deficit during the development stage until revenue grows sufficiently to cover ongoing operating costs and the continuing development of the Air Spring Axle, including the costs of sales and marketing efforts. There can be no assurances that this will occur. The Company has made a significant investment in the development of the Air Spring Axle as well as the Company's website, purchase of domain names, branding, marketing, and maintaining operations. The Company will incur expenses relating to the marketing and sales of the Air Spring Axle.

The $52,500 as of September 30, 2003 Subscription Receivable is discussed at Notes to the Financial Statement, Note 4, STOCKHOLDERS' DEFICIENCY, STOCK ISSUANCES.

Deferred Consulting Fees increased from $31,452 at December 31, 2002 to $333,616 at September 30, 2003, an increase of $673,952. The Company periodically outsourcers consultants to assist with business planning in consideration of share issuances. When the shares are issued prior to completion of the consulting services such "not yet earned" shares are recorded as Deferred Consulting Fees. Such deferred fees are detailed in Notes to the Financial Statement, Note 4, STOCKHOLDERS' DEFICIENCY, STOCK ISSUANCES along with the consulting services described in Notes to the Financial Statement, Note 3, COMMENTS. The primary portion of the increase is $477,429 from a consulting agreement with the patent licensor.

The net result of the assets and liabilities from an accounting perspective is a Total Stockholders' Deficiency of $333,616 as of September 30, 2003, a decrease in deficiency of $473,540 from the December 31, 2002 deficiency of $807,156.

RESULTS OF OPERATIONS

REVENUES.
The Company had no revenues and no recorded cost of revenues for the nine months ended September 30, 2002 and September 30, 2003. The Company continues to use its best effort to raise capital to fund operations and to further the development of the Air Spring axle project. The Company has increased its employee roster to three and continues to utilize part-time help whenever possible and to use independent contractor consultants. This lack of revenue and cost revenue is the result of the company restructuring its overall business plan to direct its focus on the final stages of development and marketing of the Air Spring Axle.

OPERATING EXPENSES.
Compensation increased from $(140,600) for the quarter ending September 30, 2002 to $244,851 for the same quarter of 2003, an increase of $385,451. Comparing the nine months ending September 30, 2002 to the nine months ending September 30, 2003, there was a $78,665 decrease from $326,676 to $248,011. The salaries incurred in this third quarter of 2003 are principally attributable to the hiring of John Haddock as CEO. Please see Notes to the Financial Statement, Note 3, COMMENTS, for a more detailed discussion of the remuneration structure for the current CEO. Compensation from inception, September 20, 2000 totaled
$2,343,494. The major portion of this expense that was incurred prior to 2002 was paid for the development of the Dtomi Manufacturing Database software. See above the heading DTOMI MANUFACTURING DATABASE for a discussion relative to this Dtomi product.

Consulting expenses increased from $2,000 for the quarter ending September 30, 2002 to $224,605 for the same quarter of 2003, an increase of $222,605. Comparing the nine months ending September 30, 2002 and September 30, 2003, there was an increase of $289,091, from $80,075 to $369,166. The consulting services include such services to be rendered by the Air Spring patent licensor pursuant to a Consulting Services Agreement as discussed in Note 2, ASSET ACQUISITION, RESCISSION AND PATENT LICENSE and Note 3, COMMENTS. Additional consulting services were received and compensated for as detailed in Notes to the Financial Statement, Note 4, STOCKHOLDERS' DEFICIENCY, STOCK ISSUANCES. These consulting services related to the management restructuring, management policies and Air Spring axle marketing strategies.

Depreciation expense declined from $62,809 for the first nine months of 2002 to $22,770 for the same period of 2003. This decrease is recognized for the third quarter comparison, a decrease of $15,964. Principally this decrease is the result of depreciation on assets after an impairment writedown was taken late in 2002.

General and Administrative increased by $42,453 for the third quarter comparison and decreased by $32,937 for the 2002 to 2003 first nine months comparison. This is the result of the management transition that occurred during the third quarter of 2003.

License Fee expense was incurred during the third quarter of 2003. The $50,000 fee was paid pursuant to the Exclusive Patent License Agreement (Note 2, ASSET ACQUISITION, RESCISSION AND PATENT LICENSE) and an additional $10,000 was accrued as the initial installment of the monthly license fee as described in Notes to the Financial Statement, Note 3, COMMENTS.

Professional Fees increased by $32,801 for the third quarter comparison, from $116,951 at September 30, 2002 compared to $149,752 for the third quarter of 2003. This expense decreased from $346,859 for the first nine months of 2002 compared to $322,441 for the first three quarters of 2003. These fees are principally legal and auditing fees incurred during the third quarter of 2003 for services rendered during the management transition and in overseeing transition management consulting services as well as loan and funding matters. Professional fees of $1,090,710 were incurred as a result of the International Manufacturers Gateway acquisition and subsequent organizational expenses.

There is no rent recorded for the third quarter of 2003 because of a credit due to the Company resulting from an earlier rent overpayment. As a part of the management transition, the Company continues to rent office and storage space in Safety Harbor, Florida; however, the Company reduced the amount of space and renegotiated the office lease which resulted in a rent reduction to $750 per month beginning October 2003.

No Impairment Loss is recognized for the third quarters of 2002 and 2003; however $392,559 is recognized for the nine months of 2003. In July 2003 Dtomi executed an Exclusive Patent License Agreement as is described in Note 2, ASSET ACQUISITION, RESCISSION AND PATENT LICENSE. In August 2003, upon execution of a Mutual Release and Termination Agreement, shares issuable pursuant to the Asset Purchase Agreement were cancelled and $300,000 liabilities were reversed and a $392,559 settlement gain was recognized. For accounting purposes due to the subsequent termination, the $392,559 value of the patent was written off as impaired at June 30, 2003.

No Sales, Marketing and Advertising expense are recorded for the third quarters of 2002 and 2003; however $4,616 is noted for the nine period ending September 30, 2003. This expense was incurred through early efforts in promoting the Air Spring. During the third quarter of 2003 no expense was incurred because development of the Air Spring axle was in final stages. Currently, sales, marketing and advertising are in place and prepared to move forward.

As expressed above, the consequence of the efforts by the Company relating to the management transition and further development, marketing and sales of the AirSpring axle are a major contributing factor that give rise to the Total Operating Expenses being increased from $34,350 for the quarter ended September 30, 2002 to $732,880 for the three months ended September 30, 2003. This increase is also reflected in the $575,343 increase from $947,868 for the nine months period ending September 30, 2002 compared to the same period of 2003. The lack of Revenue yields a major factor in Loss from Operations from ($34,350) to ($732,880) for the third quarter of 2002 and 2003, respectively.

Interest expense decreased from $23,994 for the third quarter of 2002 to $7,427 fir the third quarter of 2003. This reduction in interest expense is also noted for the nine months comparison, from $345,994 at September 30, 2002 to $23,651 at September 30, 2003. This reduction is the result of conversion of debt to equity. The remaining $7,427 interest at September 30, 2003 is accrued for two outstanding corporate convertible debentures ($2,301) and the balance for outstanding loans to others.

$347,748 represents the Net Loss for the third quarter of 2003 compared to $58,334 for the same term of 2002, an increase of Net Loss of $$289,404. This $347,748 Net Loss for the third quarter of 2003 is the key factor in the reduction of Basic and Diluted Loss Per Common Share from ($0.00) in the third quarter of 2002 to ($0.04) for the same period in 2003. The Weighted Average Common Shares Outstanding decreased from 17,863,198 to 8,728,392 for the two comparing periods.

The Company continues to incur costs, but has not secured adequate new revenue to cover the costs.

LIQUIDITY AND CAPITAL RESOURCES.
The Company does not currently have an adequate source of reliable, long-term revenue to fund operations. As a result, Dtomi is reliant on outside sources of capital funding. There can be no assurances that the Company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there are no assurances that the Company will be able to secure adequate sources of new capital funding, whether it is in the form of share capital, debt, or other financing sources.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS
We require additional capital if the Company is to continue as a going concern. If the financing is made available, over the next twelve months we will continue to focus our efforts on the commercialization of the Air Spring Axle. The additional necessary financing would be utilized for current overhead and operating expenses as well as implementing the marketing plan for the Air Spring axle. In order to become profitable, we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. This would either be a registered offering of securities or a private placement. We have not made any decision on the possible structure of this offering. Further, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

RISK RELATED TO THE COMPANY'S BUSINESS

HISTORY OF LARGE OPERATING LOSSES.
Since inception, the Company has not had adequate revenue to support operations. The Company has significantly reduced ongoing operating expenses. However, there can be no assurance that the Company will achieve positive cash flow and operating profitability.

NEED FOR ADDITIONAL CAPITAL.
The Company has recorded substantial operating losses and, as of September 30, 2003, has a deficit accumulated during the development stage of $6,622,042. The Company does not currently have adequate cash flow or existing revenue to provide operating capital. The Company is currently looking for new sources of revenue that it expects will help fund Dtomi's business for the remainder of fiscal 2003. There can be no assurances that this will be achieved.

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

SUCCESS DEPENDS ON KEY PERSONNEL; NO "KEY MAN" LIFE INSURANCE. Future performance depends on the continued service of John Haddock, the Company's CEO and John E. Simpson, the Company's technical advisor, and their ability to attract, train, and retain additional technical, marketing, customer support, and management personnel. The loss of Mr. Haddock or Mr. Simpson could negatively impact the Company, and there is no "key man" life insurance in force at this time. Competition for qualified personnel is intense, and there can be no assurance that the Company will retain key employees, or attract and retain other needed personnel.

VOLATILITY IN STOCK PRICE.
The stock market and especially the stock prices of technology related companies have been very volatile. This volatility may not be related to the operating performance of the companies. The broad market volatility and industry volatility may reduce the price of the Company's stock without regard to the Company's operating performance. The market price of the Company's stock could significantly decrease at any time as a result of this volatility. The uncertainty that results from such volatility can itself depress the market price of the Company's stock.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

COMMON STOCK ISSUED

During the quarter ended September 30, 2003, the Company executed subscription agreements with various individuals for the purchase of 8,652,372 common shares at $0.095 per share. No shares have been issued and accordingly the shares are recorded as common stock issuable at September 30, 2003. The subscription agreements also grant warrants to purchase 8,652,372 common shares at an exercise price of $0.18 per share, expiring on December 31, 2005.

During the quarter ended September 30, 2003, the Company authorized and issued 1,380,000 common shares for consulting services. The shares were valued at the contemporaneous sale price of $0.95 per share, resulting in an aggregate value of $131,100.

During the quarter ended September 30, 2003, the Company authorized and issued 5,199,154 common shares pursuant to the terms of a Consulting Agreement (See
Note 4). The shares were valued at $0.095 resulting in an aggregate value of $493,920.

In September 2003, the Company issued 500,000 shares which were authorized in June, 2003 and recorded as common stock issuable at June 30, 2003. On September 25, 2003, 550,000 common shares were purchased by an individual for $52,250 cash.

In September 2003, 950,000 common shares were issued by the transfer agent in anticipation of receiving subscriptions for 950,000 common shares and warrants for $90,250. Such shares are not reflected as issued or outstanding in the accompanying financial statements at September 30, 2003.

In September 2003,  1,052,600  common shares were issued as a signing bonus (See
Note 4).

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

     10.5 Employment Agreement with John Haddock.

     33.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     33.2 CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                          Dtomi, Inc.
                                          (Name of Registrant)

                                            /s/ John Haddock
Date:  November 14, 2003              By: ___________________________
                                          John Haddock, CEO/Director/acting CFO

EXHIBIT INDEX

Exhibit
Number                              Description

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

     10.5 Employment Agreement with John Haddock.

     33.1 CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     33.2 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         * Incorporated herein by reference as indicated.