Form 10KSB
period 2003-12-31
DTOMI INC
filed 2004-03-30
CIK 1083721

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                           Commission File No. 0-27277

                                   DTOMI, INC.

           (Exact name of small business as specified in its charter)

            Nevada                                               98-0207554
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


                        200 Ninth Avenue North, Suite 200
                          Safety Harbor, Florida 34695

           (Address of principal executive offices) (Zip/Postal Code)

                            (727) 723-8664 (Telephone
                          number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

                              Name of each exchange
                     Title of each class on which registered

                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, par value $0.001

                                (Title of Class)


Check whether the issuer (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for year ended December 31, 2003:  None.

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the last reported sale price of such stock on March 29, 2003 is $29,236,626.90.

The number of shares of the issuer's Common Stock outstanding as of December 31, 2003 is 33,154,347.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                     Part I

                                                                            Page

Item 1. Description of Business

Item 2. Description of Property

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

                                     Part II

Item 5. Market for Common Equity and Related Shareholder Matters

Item 6. Management's Discussion and Analysis or Plan of Operation

Item 7. Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A. Controls and Procedures

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits List and Reports on Form 8-K

Item 14. Principal Accountant Fees and Services

SIGNATURES

Throughout this annual report on Form 10-KSB, the terms "we," "us," "our," and "our company" refer to Dtomi, Inc., a Nevada corporation.

INTRODUCTORY COMMENT - FORWARD-LOOKING STATEMENTS.

Statements contained in this annual report include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, -performance or achievement, upon current conditions and upon the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, the matters described in the "Risk Factors" section and other sections of this annual report. Readers should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY DESCRIPTION

Dtomi, Inc., a Nevada corporation ("Dtomi" or the "Company"), was originally incorporated as "Recon Rubber Corporation" on June 11, 1998. The Company changed its name to "Copper Valley Minerals Ltd." on July 1, 2000. Subsequently, the Company changed its name to "Dtomi, Inc." on October 25, 2001. Currently, the Company has one wholly owned subsidiary, Dtomi Acquisition Corp., a Delaware corporation, of which it owns all of the issued and outstanding common stock.

Dtomi, Inc. (the Company) entered a new development stage in April 2003. At that time, the Company licensed the Air Spring AxleTM system, an innovative, patented suspension system for small and medium sized trailers (under 26,000lb GVWR) that allows the rear of the trailer to be lowered to ground level. The Company's primary focus is now the marketing and licensing of the suspension system to trailer manufacturers and sale of trailers using this system to rental fleet owners. The Company believes this design represents a significant improvement with which items such as horses, motorcycles, household items and contractor equipment can be loaded, unloaded and transported. The system can be used on newly manufactured trailers and incorporated into a wide variety of existing trailer designs.

AIR SPRING AXLETM

Conventional trailers use ramps for loading and unloading cargo, but the Air Spring AxleTM design allows the rear of the trailer to be lowered to the ground. Unlike conventional designs that have axles running underneath the trailer, each wheel in the Air Spring AxleTM is attached to a trailing arm axle running parallel to the side of the trailer, which can be raised and lowered with an air spring. The air springs are inflated from an air tank charged by a 12V compressor. Power for the compressor can come from the towing vehicle's battery or an auxiliary battery mounted on the trailer. A simple electrical switch is used to raise or lower the trailer. The axle arrangement is simple and robust. A single axle trailer is currently rated to 5,000 lb GVWR but the design is scalable for different trailer capacities.

PATENT

John E. Simpson was granted U.S. Patent #6,650,580 in March 2003 for his invention of the Air Spring Axle TM. On April 7, 2003, the Company executed an Asset Purchase Agreement for this patent. Subsequently, on July 31, 2003 this was superseded by an Exclusive Patent License Agreement to which the Company was granted an exclusive right and license to use the Patent. The Exclusive Patent License Agreement became effective on August 5, 2003 for a term of twenty years. An initial payment of $50,000 was required at the signing of the agreement, and thereafter the Company will pay a monthly license fee in the amount of $10,000 beginning on September 1, 2003 through the term of the agreement.

MARKET

According to the 1992 census, there are 14.7 million small - medium trailers in the United States and the replacement market is estimated, conservatively, to be approximately 1.0 million units a year.

Dtomi estimates the retail market segments as follows:

                                             ATTRACTIVENESS OF
SEGMENT   RETAIL PRICE        % OF UNITS     AIRSPRING AXLE(TM)
Low       < $1,000            35%            Low
Mid       $1,000 to $4,999    55%            Med - High
High      > $5,000            10%            Very High

We believe that the total market opportunity for the Air Spring Axle(TM) is the approximately 650,000 trailers a year sold each year in the mid to high-end segments, most of which will be tandem (two axles) designs. Since the design is simple, robust and scalable it is anticipated that many specialty manufacturers will incorporate the Air Spring Axle(TM) in their products.

DISTRIBUTION & MARKETING

The Company is marketing the Air Spring AxleTM through a variety of methods, including demonstrations, as it seeks to get early market acceptance. Key rental fleet accounts are a top priority, as are licensing agreements with major trailer manufacturers. The Company plans to assume sales and marketing responsibility for sales to rental fleets and will contract the manufacture of trailers to meet its customers' specifications. Through its licensing agreements with other trailer manufacturers, the Company will take advantage of the strong product and market presence many of these manufacturers have created. The Company will provide technical and marketing support and may also provide components. Initially the company is marketing directly to these key prospects but intends to also use representatives to expand market coverage.

COMPETITION

The Air Spring AxleTM is more costly than traditional leaf spring or torsion axles, but the Company believes this premium of the Air Spring AxleTM is more than justified by the benefits the suspension provides. The benefits of eliminating trailer ramps are well understood and a number of companies offer methods of tilting or lowering the trailer body. Most frequently the tilting mechanism is hydraulically operated. Hydraulic tilt systems are relatively heavy and costly to maintain and the trailer requires a separate suspension system, increasing overall cost. They are typically only used in heavy-duty applications. The Company believes hydraulic systems will be at a cost disadvantage to the Air Spring AxleTM. Large air springs are used in heavy-duty trucks and trailers, particularly for sensitive cargoes such as electronic equipment where the air springs provide a softer, less harsh ride. However, the suspension arrangements are such that deflation does not allow for the lowering of the truck or trailer body down to the ground. The Company is aware of two niche competitors that use air springs for lowering trailers for horses and motorcycles respectively.

MANUFACTURING

The Company will contract out the manufacture of trailers to a number of manufacturers. The key suspension arms and other castings are manufactured to the company's design and are currently only available from one supplier in Australia. However, the Company does not anticipate any supply issues with this arrangement.

PRIOR BUSINESS INITIATIVES

Prior to April 2003, the Company was engaged in the development of a software system to provide pertinent sales, marketing and sourcing information to both corporate and consumer clientele with particular specialization for the manufacturing industry. There were no revenues from these initiatives in 2003 and further development work has been suspended.

ITEM 2. DESCRIPTION OF PROPERTY

Since January 2002, the Company has been at 200 Ninth Avenue North, Suite 220, Safety Harbor, Florida 34695 and is subleasing office space from New Millennium Media International, Inc., an affiliate under common management.

The Company does not intend to renovate, improve or develop properties. The Company is not subject to competitive conditions for property and currently has no property to insure. The Company has no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, the Company has no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Company's common stock is not traded on a registered securities exchange, or the NASDAQ. The Company's common stock is quoted on the OTCBB and was first listed in January 2002, under the symbol "DTOI." The following table sets forth the range of approximate high and low bid quotations recorded in the Company's records, for the end of each fiscal quarter since December 31, 2001. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

          FISCAL
          QUARTER ENDING                    HIGH BID        LOW BID
          --------------                    --------        -------

          December 31, 2003                 $1.20           $0.70
          September 30, 2003                $1.05           $0.10
          June 30, 2003                     $0.55*          $0.10*
          March 31, 2003                    $0.11           $0.02
          December 31, 2002                 $0.22           $0.02
          September 30, 2002                $0.23           $0.09
          June 30, 2002                     $0.90           $0.25
          March 31, 2002                    $2.47           $0.75
          December 31, 2001                 $2.25           $0.58
            * Reflects the adjusted price from a 1:20 split on April 7, 2003

On March 26, 2004, the closing price of the Company's common stock on the OTCBB was $1.25 per share.

As of December 31, 2003, there were an estimated 538 record holders of the Company's common stock. Since the Company's inception, no cash dividends have been declared on the Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The Company had no recorded revenues or cost of revenues for the year ended December 31, 2003, no change from the year ending December 31, 2002. During 2003, the Company secured an exclusive patent license to an innovative suspension system for small and medium sized trailers. The Company restructured and refocused its business operations to concentrate on further development of the design and take initial steps to take the product to market. These initial sales and marketing efforts did not generate any revenue in 2003.

Sales and marketing expenses increased to $31,784 for the year ending December 31, 2003, an increase of 100% over the year ending December 31, 2002. This amount represents early marketing initiatives for the Company's new suspension product.

General and administrative expenses increased to $159,496 for the year ending December 31, 2003, an increase of 150% over expenses of $63,926 for the year ending December 31, 2002. General and administrative expenses in 2003 consist primarily of travel and entertainment of $12,600, payroll processing fees of $5,194, stock transfer agent and filing fees of $22,351 and other general corporate and office expenses.

An impairment loss of $392,559 was recognized during the year ended December 31, 2003 due to the subsequent termination of an Asset Purchase Agreement executed by the Company. As a result, the value of an acquired patent was written off as an impairment loss. The impairment loss in 2002 primarily related to computer and equipment written down to its estimated fair market value at December 31, 2002.

Interest expense was $31,726 for the year ending December 31, 2003, compared to $49,000 for the year ending December 31, 2002. This interest expense consists of interest on various loans. The loans balance during 2003 was lower due to various settlements, decreasing the interest expense.

The Company issued 2,109,211 shares of common stock in 2003 to settle certain debts. A related net settlement gain of $104,336 was recognized in 2003 based on the fair market value of such shares. A settlement gain of $392,559 was recognized in 2003 as the effect of terminating the Company's asset purchase agreement. In 2002 the settlement loss related primarily to a $322,000 stock based settlement of predecessor liabilities.

Compensation expense for the year ending December 31, 2003 was $815,411, compared to $225,596 for the year ending December 31, 2002, an increase of 261% Compensation expense for the current period primarily consists of $564,450 accrued amounts due to the former President under defaulted settlement agreement and $213,460 accrued amounts due under dispute to the Company's former Director of Operations.

Professional fees decreased to $360,295 for year ending December 31, 2003, a decrease of 30% over such costs for the year ending December 31, 2002 at $511,725. These professional fees consist primarily of legal and accounting fees that were incurred as a result of fund raising efforts, audit requirements, interim filings, and drafting securities regulatory documentation.

Consulting fees expense for the year ending December 31, 2003 was $677,534, an increase of 755% over expenses of $89,623 for the year ending December 31, 2002. These consulting fees in 2003 primarily relate to various stock based consulting agreements executed throughout the year.

Depreciation expense for the year ending December 31, 2003 was $22,957, compared to $86,363 for the year ending December 31, 2002. These expenses consist of depreciation of old assets which have been disposed of in a settlement of amounts due to an affiliate, and $187 of depreciation expense of new asset additions. The 2002 depreciation included depreciation on computer and equipment assets which were then impaired at December 31, 2002.

License fees for the year ending December 31, 2003 were $90,000, an increase of 100% over the year ending December 31, 2002. These license fees are the result of a new license agreement with an initial payment of $50,000 and a monthly license fee of $10,000.

The net loss for the year ending December 31, 2003 is $2,137,260 (net loss per share of $0.19) compared to the year ending December 31 2002, $1,579,752 (net loss per share of $1.87).

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

Dtomi has cash and cash equivalents of $238,313, total current liabilities of $1,352,209 and total assets of $518,741 at December 31, 2003. The Company continues to incur costs, but has not secured adequate new revenue to cover the costs.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

Subject to the availability of adequate financing, the Company will continue to focus on quickly bringing its innovative suspension product to market. In support of this the Company expects both sales resources and marketing initiatives will be increased. Efforts will be twofold; first focusing on supplying trailers to rental fleet owners and, secondly, on encouraging trailer manufacturers to license the suspension design and incorporate it into their product offerings. For rental fleets, the Company anticipates it will have the primary sales relationship, but will contract out the manufacture of the trailers. With trailer manufacturers, the Company will only supply certain critical suspension components. Engineering resources are also expected to increase as the Company supports its customers with applications support.

SUBSEQUENT EVENTS AFTER FISCAL YEAR ENDING DECEMBER 31, 2003

In February, consistent with its plan, the Company hired a VP Sales & Marketing and has subsequently intensified its sales efforts.

ITEM 7. FINANCIAL STATEMENTS

                                  Dtomi, Inc.
                         (A Development Stage Company)

                                    Contents
                                    --------


                                                                          Page
                                                                         ------
Independent Auditors' Report                                                1

Balance Sheets                                                              2

Statements of Operations                                                    3

Statements of Changes in Stockholders' Equity (Deficiency)                  4

Statements of Cash Flows                                                    5

Notes to Financial Statements                                              6-23

                          Independent Auditors' Report
                          ----------------------------

To the Board of Directors of:
   Dtomi, Inc.
   (A Development Stage Company)

We have audited the accompanying balance sheet of Dtomi, Inc. (a development stage company) as of December 31, 2003 and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended December 31, 2003 and 2002 and for the period from April 1, 2003 (inception of development stage) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Dtomi, Inc. (a development stage company) as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the period from April 1, 2003 (inception of development stage) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has net losses in 2003 of $2,137,260, a stockholders' deficiency of $833,468 and an accumulated deficit of $7,715,633 at December 31, 2003; cash used in operations in 2003 of $878,348, a working capital deficit of $1,113,896 at December 31, 2003, and is a development stage company with no revenues. These matters raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 22, 2004

                            DTOMI, INC.
                   (A Development Stage Company)
                           Balance Sheets
                           --------------

                                     ASSETS
                                     ------

                                                                              2003
                                                                     -----------------------

CURRENT ASSETS
Cash                                                                   $            238,313
                                                                     -----------------------
TOTAL CURRENT ASSETS                                                                238,313
                                                                     -----------------------

PROPERTY AND EQUIPMENT, NET                                                           5,428
                                                                     -----------------------

DEFERRED CONSULTING EXPENSE                                                         275,000


TOTAL ASSETS                                                           $            518,741
                                                                     =======================


                     LIABILITIES & STOCKHOLDERS' DEFICIENCY
                     --------------------------------------

CURRENT LIABILITIES

Loans payable                                                                       159,000
Accounts payable                                                                    113,434
Accounts payable, related party                                                      11,734
Accrued interest                                                                     18,608
Due to affiliate                                                                      8,776
Convertible debenture                                                                17,000
Accrued license fees                                                                 20,000
Accrued compensation                                                                687,407
Other accrued expenses                                                              316,250
                                                                     -----------------------
TOTAL CURRENT LIABILITIES                                                         1,352,209
                                                                     -----------------------
STOCKHOLDERS' DEFICIENCY

Preferred stock, $0.001 par value, 25,000,000 shares authorized,
  none issued and outstanding                                                            --
Common stock, $0.001 par value, 100,000,000 shares authorized,
  23,911,478 shares issued and outstanding                                           23,910
Common stock issuable, at par value (9,242,869 shares)                                9,243
Additional paid-in capital                                                        7,746,340
Acumulated deficit through March 31, 2003                                        (5,702,783)
Deficit accumulated during the development stage                                 (2,012,850)
                                                                     -----------------------
                                                                                     63,860
Less subscriptions receivable                                                       (37,500)
Less deferred consulting fees                                                      (859,828)

                                                                     -----------------------
TOTAL STOCKHOLDERS' DEFICIENCY                                                     (833,468)
                                                                     -----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                         $            518,741
                                                                     =======================







           See accompanying notes to financial statements

                                  DTOMI, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                                                        FROM
                                                                                                    APRIL 1, 2003
                                                        YEAR ENDED DECEMBER 31,             (INCEPTION OF DEVELOPMENT STAGE)
                                                      2003                   2002                 DECEMBER 31, 2003
                                              ---------------------   --------------------  -------------------------------

REVENUES                                       $                --     $               --    $                          --

Cost of Revenues                                                --                     --                               --
                                              ---------------------   --------------------  -------------------------------

GROSS PROFIT

OPERATING EXPENSES
Compensation                                               815,411                225,596                          838,358
Consulting                                                 677,534                 89,623                          666,904
Depreciation                                                22,957                 86,363                           15,367
General and administrative                                 159,496                 63,926                          155,686
License Fee                                                 90,000                      -                           90,000
Professional fees                                          360,295                511,725                          275,967
Rent                                                        52,393                 56,496                           21,577
Impairment loss                                            392,559                135,429                          392,559
Sales, marketing and advertising                            31,784                      -                           30,064
                                              ---------------------   --------------------  -------------------------------

TOTAL OPERATING EXPENSES                                 2,602,429              1,169,158                        2,486,482
                                              ---------------------   --------------------  -------------------------------

Loss from Operations                                    (2,602,429)            (1,169,158)                      (2,486,482)
                                              ---------------------   --------------------  -------------------------------
OTHER INCOME (EXPENSE)

Other income                                                    --                     --                               --
Interest expense                                           (31,726)               (49,000)                         (23,263)
Settlement gain/loss, net                                  496,895               (361,594)                         496,895
                                              ---------------------   --------------------  -------------------------------

TOTAL OTHER INCOME (EXPENSE), NET                          465,169               (410,594)                         473,632
                                              ---------------------   --------------------  -------------------------------

NET LOSS                                       $        (2,137,260)    $       (1,579,752)   $                  (2,012,850)
                                              =====================   ====================  ===============================

Basic and Diluted Loss Per Common Share:       $             (0.19)    $            (1.87)   $                       (0.14)
                                              =====================   ====================  ===============================

Weighted average common shares outstanding              11,044,163                844,306                       14,389,623
                                              =====================   ====================  ===============================


                 See accompanying notes to financial statements
                                       3

                                  DTOMI, INC.
                         (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                                                    COMMON STOCK          ADDITIONAL
                                                                         COMMON STOCK                 ISSUABLE             PAID-IN
                                                                    SHARES            AMOUNT     SHARES       AMOUNT       CAPITAL
                                                                    ------            ------     ------       ------       -------

Balance, December 31, 2001                                          $     419,407        419            -          -     2,542,086
Recapitalization - Stock deemed issued to Dtomi, Inc.
  original stockholders                                                   304,950        305            -          -          (305)
Recapitalization - Shares issued to predecessor for
  note and loan settlements                                                54,283         54            -          -           (54)
Settlement for trade creditors of predecessor                              10,000         10            -          -       321,990
Recapitalization adjustment                                                     -          -            -          -       510,530
Common stock issued to former officer                                         750          1            -          -        28,349
Common stock options issued to officer                                          -          -            -          -        64,113
Common stock issued in exchange for loans                                  63,076         63            -          -       913,954
Common stock issued in exchange for accounts payable                       29,934         30            -          -       239,440
Common stock issued for services                                           58,500         59            -          -        81,441
Common stock options issued for debt                                            -          -            -          -        83,994
Common stock options granted to employee                                        -          -            -          -        16,183
Common stock issued upon exercise of options                               30,000         30            -          -           (24)
Net loss, 2002                                                                 -          -             -          -             -
                                                                  ---------------  ---------  -----------  ---------  ------------
Balance, December 31, 2002                                                970,900        971            -          -     4,801,697
Shares issued for asset acqusition                                        711,992        712            -          -        91,847
Shares returned for cancellation of asset acquisition                    (711,992)      (712)           -          -       (91,847)
Stock options issued for services                                               -          -            -          -        41,720
Shares issued for consulitng services                                   6,021,376      6,021      130,000        130       674,911
Shares issued for legal services                                          500,000        500            -          -        64,500
Shares issuable to officer                                                      -          -      500,000        500        64,500
Shares issued upon exercise of stock options                              400,000        400            -          -        19,600
Shares issued to officer                                                        -          -    1,052,600      1,053        98,947
Shares issued under licensor/consultant antidilution
  agreeement                                                                    -          -    6,885,289      6,885       647,218
Shares issued for debt settlements                                      1,665,000      1,665      444,211        444       285,203
Shares issued under $0.13 private placement                                     -          -      230,769        231        29,769
Shares issued under $.095 private placement                             4,497,250      4,497    8,652,372      8,652     1,236,101
Shares and options offering costs                                       1,204,422      1,204            -          -        (1,204)
Offering costs on warrant sale                                                  -          -            -          -       (81,342)
Cash offering costs                                                             -          -            -          -      (101,400)
Amortization of deferred consulting                                             -          -            -          -             -
Fractional share adjustment                                                   158          -            -          -             -
Issuance of issuable shares                                             8,652,372      8,652   (8,652,372)    (8,652)            -
Settlement gain with related party                                              -          -            -          -        37,659
Variable accounting adjustment                                                  -          -            -          -       (71,540)
Net loss, 2003                                                                  -          -            -          -             -
                                                                  ---------------  ---------  -----------  ---------  ------------
BALANCE AT DECEMBER 31, 2003                                        $ 23,911,478   $ 23,910  $ 9,242,869    $ 9,243   $ 7,746,340
                                                                  ===============  =========  ===========  =========  ============



                                                                     ACCUMULATED  SUBSCRIPTIONS       DEFERRED
                                                                       DEFICIT      RECEIVABLE       CONSULTING        TOTAL
                                                                       -------      ----------       ----------        -----

Balance, December 31, 2001                                          (3,998,621)               -                -   (1,456,115)
Recapitalization - Stock deemed issued to Dtomi, Inc.
  original stockholders                                                      -                -                -            -
Recapitalization - Shares issued to predecessor for
  note and loan settlements                                                  -                -                -            -
Settlement for trade creditors of predecessor                                -                -                -      322,000
Recapitalization adjustment                                                  -                -                -      510,530
Common stock issued to former officer                                        -                -                -       28,350
Common stock options issued to officer                                       -                -                -       64,113
Common stock issued in exchange for loans                                    -                -                -      914,017
Common stock issued in exchange for accounts payable                         -                -                -      239,470
Common stock issued for services                                             -                -          (31,452)      50,048
Common stock options issued for debt                                         -                -                -       83,994
Common stock options granted to employee                                     -                -                -       16,183
Common stock issued upon exercise of options                                 -                -                -            6
Net loss, 2002                                                      (1,579,752)               -                -   (1,579,752)
                                                                  ------------  ---------------  ---------------  -----------
Balance, December 31, 2002                                          (5,578,373)               -          (31,452)    (807,156)
Shares issued for asset acqusition                                           -                -                -       92,559
Shares returned for cancellation of asset acquisition                        -                -                -      (92,559)
Stock options issued for services                                            -                -          (41,720)           -
Consulitng services                                                          -                -         (619,562)      61,500
Legal services                                                               -                -                -       65,000
Shares issuable to officer                                                   -                -                -       65,000
Shares issued upon exercise of stock options                                 -          (10,000)               -       10,000
Shares issued to officer                                                     -                -                -      100,000
Shares issued under licensor/consultant antidilution
  agreeement                                                                 -                -         (637,612)      16,491
Shares issued for debt settlements                                           -                -                -      287,312
Shares issued under $0.13 private placement                                  -                -                -       30,000
Shares issued under $.095 private placement                                  -          (52,500)               -    1,196,750
Shares and options offering costs                                            -                -                -            -
Offering costs on warrant sale                                               -                -                -      (81,342)
Cash offering costs                                                          -                -                -     (101,400)
Amortization of deferred consulting                                          -                -          470,518      470,518
Fractional share adjustment                                                  -                -                -            -
Issuance of issuable shares                                                  -           25,000                -       25,000
Settlement gain with related party                                           -                -                -       37,659
Variable accounting adjustment                                               -                -                -      (71,540)
Net loss, 2003                                                      (2,137,260)               -                -   (2,137,260)
                                                                  ------------  ---------------  ---------------  -----------
BALANCE AT DECEMBER 31, 2003                                      $ (7,715,633)       $ (37,500)      $ (859,828)  $ (833,468)
                                                                  ============  ===============  ===============  ===========

                 See accompanying notes to financial statements

                                   Dtomi, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                             From
                                                                                                        April 1, 2003
                                                                       Year Ended December 31,  (Inception of Development Stage)
                                                                 2003                  2002           December 31, 2003
                                                                -----------------   -------------     --------------------
Cash Flows from Operating Activities:
Net Loss                                                        $     (2,137,260)   $ (1,579,752)     $        (2,012,850)
Adjustments to reconcile net loss to net cash
     used in operating activities
Stock based expenses for services                                        236,451         158,694                  296,748
Gain on debt settlement                                                 (130,495)              -                 (130,495)
Loss on debt settlement                                                   26,159               -                   26,159
Other settlement loss                                                          -         361,594                        -
Depreciation                                                              22,957          86,363                   15,367
Impairment loss and other asset write-offs                                     -         135,429                        -
Compensation converted to promissory note                                      -          15,000                        -
Settlement gain on patent                                               (392,559)              -                 (392,559)
Impairment loss on patent                                                392,559               -                  392,559
Deferred consulting amortization                                         470,518               -                  461,888
Changes in operating assets and liabilities:
(Increase) decrease in:
Deferred consulting                                                       25,000               -                   25,000
Increase (decrease) in:
Accounts payable                                                          77,933         264,714                  (25,892)
Accounts payable, related party                                         (260,463)              -                 (260,463)
Accrued compensation, officer                                            666,951          20,456                  632,101
Accrued interest and expenses                                             47,977          34,000                   39,513
Due to affiliate                                                          55,924               -                   55,924
Accrued license fees                                                      20,000               -                   20,000
                                                                -----------------   -------------     --------------------
Net cash used in operating activities                                   (878,348)       (503,502)                (857,000)
                                                                -----------------   -------------     --------------------

Cash Flows from Investing Activities
Purchase of property and equipment                                        (5,615)              -                   (5,615)
Purchase of keywords intangible asset                                          -          (2,400)                       -
                                                                -----------------   -------------     --------------------
Net used in investing activities                                          (5,615)         (2,400)                  (5,615)
                                                                -----------------   -------------     --------------------

Cash Flows from Financing Activities
Proceeds from affiliate loans                                                  -          30,991                  (15,408)
Proceeds from convertible debentures                                      37,000               -                   37,000
Proceeds from exercise of warrants and options                                 -             100                        -
Repayment to former officer                                                    -          (2,450)                       -
Proceeds from sale of common stock                                     1,079,007               -                1,079,007
Proceeds from notes payable                                                    -         483,530                        -
                                                                -----------------   -------------     --------------------
Net Cash Provided by Financing Activities                              1,116,007         512,171                1,100,599
                                                                -----------------   -------------     --------------------

Net Increase in Cash                                            $        232,044    $      6,269      $           237,984
Cash and Cash Equivalents at Beginning of Year                             6,269               -                      329
                                                                -----------------   -------------     --------------------

                                                                -----------------   -------------     --------------------
Cash and Cash Equivalents at End of Year                        $        238,313    $      6,269      $            238,313
                                                                =================   =============     ====================



Supplemental Disclosure of Non-Cash Investing and
 Financing Activities:

Settlement of accounts payable with connon stock                $              -    $    272,311       $                -

Settlement of debt with common stock                            $              -    $    910,867       $                -

Settlement of debt with 70,000 common shares.                   $              -    $     12,500       $                -

Settlement of $294,530 of debt and $44,616 of
  accrued interest with stock.                                  $        339,146    $          -       $           339,146

Loan payable was converted to a convertible
  debenture.                                                   $          15,000    $          -       $            15,000

                 See accompanying notes to financial statements
                                       5

                                  DTOMI, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

NOTE 1  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------

      (A) NATURE OF BUSINESS

      Dtomi, Inc. (the Company) entered a new development stage on April 1, 2003. The Company has licensed the patents for an innovative air suspension system for small and medium sized trailers (under 26,000 lb
      GVWR). It plans to develop, market and sell the trailers to both rental fleet owners and trailer manufacturers, primarily in the United States.

      Activities during the development stage include development of the business plan, fundraising activities, development of prototypes and demonstration products, creation of marketing materials and website, presentation of the product to trailer manufacturers and other prospects, development of engineering documentation, development of customer support functions and implementation of other elements of the business plan.

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

      (B) USE OF ESTIMATES

      In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period. Actual results may differ from these estimates. Significant estimates in 2003 include depreciable lives of equipment, impairment of patents, valuation allowance on deferred tax assets, valuation of equity instruments issued for services, debt or settlements, and valuation of related party settlements. In addition, the Company has recorded an estimated assumed liability of $300,000 relating to the licensor/consultant and a related deferred consulting expense asset. The Company is negotiating a legal matter relating to this liability and should the matter be resolved, the assumed liability and related deferred consulting expense may be reversed. (See Note 8(D))

      (C) CASH EQUIVALENTS

                                  DTOMI, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

      For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.



      (D) PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life's of the computer and equipment assets of three years and of the trailer equipment of five years.

      (E) LONG-LIVED ASSETS

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

      (F) ADVERTISING

      In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred.

      (G) STOCK-BASED COMPENSATION

      The Company has elected to account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS 148 which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

      The Company accounts for stock options issued to non-employees for goods or services in accordance with SFAS 123 and related interpretations.

                                  DTOMI, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

      Under Statement 123, non-employee stock-based compensation is accounted for based on the fair value of the consideration received or equity instruments issued, whichever is more readily determinable. However, Statement 123 does not address the measurement date and the recognition period. EITF 96-18 states a consensus that the measurement date should be the earlier of the date at which a commitment for performance by the counterparty is reached or the date at which the counterparty's performance is complete.

      Had compensation cost for the Company's stock-based compensation plan been determined on the fair value at the grant dates for awards under that plan, consistent with Statement of Accounting Standards No 123, "Accounting for Stock Based Compensation" (Statement No. 123), the Company's net loss in 2002 and 2003 would have increased to the pro-forma amounts indicated below.

                                                                              From
                                                                          April 1, 2003
                                                                          (inception to
                                                                           December 31,
                                                 2003           2002           2003
                                              ----------    -----------  ---------------
                                 As
      Net loss                   reported   $ (2,137,260)  $ (1,579,752)  $ (2,012,850)
      Stock-based employee
      compensation expense
      included in reported
      net loss, less expense
      determined under Fair
      value method                          $   (127,789)  $     (5,047)  $   (127,789)
                                Pro forma   $ (2,265,049)  $ (1,584,799)  $ (2,140,639)
      Net loss per share -      As
        basic and diluted       reported    $      (0.19)  $      (1.87)  $      (0.14)
                                Pro forma   $      (0.21)  $      (1.88)  $      (0.15)

      The  effect  of   applying   Statement   No.  123  is  not  likely  to  be
      representative of the effects on reported net income (loss) for future years due to, among other things, the effects of vesting.

      (H) INCOME TAXES

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

                                  DTOMI, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

      change in tax rates is recognized in income in the period, which includes the enactment date.

      (I) NET LOSS PER COMMON SHARE

      Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The assumed exercise of common stock equivalents was not utilized since the effect was antidilutive. At December 31, 2003, there were outstanding options to purchase 3,339,130 common shares and warrants to purchase 13,149,662 common shares, which may dilute future earnings per share.

      (J) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      The carrying amounts of the Company's short-term financial instruments, including loans payable, convertible debentures, accounts payable, and accrued expenses, approximate fair value due to the relatively short period to maturity for these instruments.

      (K) RECLASSIFICATIONS

      Certain   amounts  in  the  year  2002  financial   statements  have  been
      reclassified to conform to the year 2003 presentation.

      (L) NEW ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company.

      In May 2003, the FASB issued SFAS No. 149; Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149") which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133

                                  DTOMI, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

      Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's financial position, results of operations or liquidity.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial position, results of operations or liquidity.

      In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for the Company for financial statements of interim periods beginning July 1, 2003.

      In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which represents an interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements". ARB 51 requires that a Company's financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as " variable interest entities") that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company's investment in a variable interest entity requires consolidation thereof. FIN 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial position, results of operations, or liquidity.

                                  DTOMI, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

NOTE 2  GOING CONCERN
---------------------

As reflected in the accompanying financial statements, the Company has a net loss for the year ended December 31, 2003 of $2,137,260, a stockholders' deficiency of $833,468 and an accumulated deficit of $7,715,633 at December 31, 2003; cash used in operations for the year ended December 31, 2003 of $878,348, a working capital deficit of $1,113,896 at December 31, 2003, and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues.

In July 2003, the Company acquired a license for a certain patent, which it plans to commercialize. Management believes this will enhance the Company's ability to raise the additional capital necessary to implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 ASSET ACQUISITION, RESCISSION, NEW PATENT LICENSE, CONSULTING AGREEMENT AND DEFERRED CONSULTING
        ---------------------------------

On April 7, 2003, the Company executed an Asset Purchase Agreement to acquire a patent and assume certain liabilities estimated at $300,000, which were unspecified in the Agreement, relating to that patent in exchange for 711,992 common shares of the Company. The purchase price of $92,559 was based on the 711,992 shares at the contemporaneous offering price of $0.13 per share.

Allocation of the purchase price to the asset and liabilities was estimated as follows:

        Patent              $  392,599
        Liabilities           (300,000)
                              ---------
        Purchase Price      $   92,559
                              =========

The Company subsequently determined that its interests were best served by licensing the Patent rather than acquiring the Patent by an outright purchase. Accordingly, on August 5, 2003, the Company executed that certain Assignment of Patent Rights Agreement ("Assignment of Patent Rights Agreement") pursuant to which the Patent that the Company had previously acquired was assigned to back to the seller/licensor. At the same time, the Company and the seller executed that certain Mutual Release and Termination Agreement ("Mutual Release and Termination Agreement"), pursuant to which the Asset Purchase Agreement was terminated.

In connection with the Patent assignment, the seller resigned from his position as President of the Company, effective July 31, 2003.

                                  DTOMI, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

On July 31, 2003, the Company executed that certain Exclusive Patent License Agreement ("Exclusive Patent License Agreement"), pursuant to which the Company was granted an exclusive right and license to use the Patent. The Exclusive Patent License Agreement became effective on August 5, 2003 for a term of twenty years. An initial payment of $50,000 was required at the signing of the agreement, and thereafter the Company will pay a monthly license fee in the amount of $10,000 beginning on September 1, 2003 through the term of the agreement. At the same time, the Company executed that certain Consulting Services Agreement ("Consulting Services Agreement"), pursuant to which the licensor agreed to provide to the Company, on an as needed basis by Dtomi, forty
(40) hours per month of consulting services, which include advising, consulting, and strategizing on matters relating to the commercialization of the Patent, in consideration for which the Company agreed to grant the consultant/licensor a sufficient quantity of common shares such that the consultant/licensor shall own
(i) thirty percent (30%) of all issued and outstanding shares of the Company upon execution of the agreement; (ii) twenty four point three percent (24.3%) upon the Company receiving at least Six Hundred Thousand Dollars ($600,000) of either investment capital or in-kind consideration; and (iii) twenty-two percent (22%) upon the Company receiving at least One Million Dollars ($1,000,000) of either investment capital or in-kind consideration. For accounting purposes, due to the subsequent termination, the $392,559 value of the patent was written off as impaired at June 30, 2003. In August 2003, upon execution of the Mutual Release and Termination Agreement, the 711,992 shares issuable were cancelled, the $300,000 liabilities were reversed, and a $392,559 settlement gain was recognized. In addition, the $50,000 payment under the new license agreement was expensed as a license fee. However, the estimated $300,000 liability was again assumed under the consulting agreement. Accordingly, the Company recorded other liabilities of $300,000 and a deferred expense asset of $300,000 to be recognized over the term of the consulting agreement. As of December 31, 2003, $25,000 had been charged to consulting expense and $275,000 was deferred as an asset. (See Notes 3, 8(A), 8(D), 11 and 12)

NOTE 4  PROPERTY AND EQUIPMENT
------------------------------

Property and equipment consisted of the following at December 31, 2003:

Trailers                 $ 5,615
Accumulated                 (187)
Depreciation
                          -------
                         $ 5,428
                          =======

At December 31, 2002, the Company evaluated the recoverability of its computers and equipment in accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Based on its evaluation, an impairment loss of $133,029 was recognized and the assets were reduced to their net estimated fair value of $63,250. The Company was depreciating these assets over their remaining estimated useful life of 25 months. (See below)

                                  DTOMI, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

The Company also recognized an impairment loss of $2,400 related to a "keywords" intangible asset purchased in 2002.

During 2003, $40,480 of computers and equipment net of accumulated depreciation of $22,400 were exchanged to settle debt of $78,139 to an affiliate (see Note
12). Depreciation expense in 2003 was $22,587 and in 2002 was $86,363. The Company depreciated the trailers over a five-year life.

NOTE 5  LOANS PAYABLE
---------------------

See Note 9 for various debt settlements for capital stock during 2003 and 2002.

Loans payable at December 31, 2003 consist of the following:

Loan payable, non-interest bearing,       $ 150,000
unsecured
Loan payable, non-interest bearing,           9,000
unsecured
                                           ---------
                                          $ 159,000
                                           =========

NOTE 6  CONVERTIBLE DEBENTURES AND SETTLEMENT
---------------------------------------------

In April and May 2003, the Company issued two 10% one-year convertible debentures to two individuals for $35,000 and $17,000. The $35,000 was paid for with $20,000 cash and an existing loan balance of $15,000 and the $17,000 was paid for with cash. Upon expiration of one year or a Company filing of a registration statement for any of its securities, whichever is earlier, the holder's principal and accrued interest shall automatically convert based upon a stipulated formula. Based upon the stipulated formula, there was no beneficial conversion feature recorded.

On November 11, 2003, 368,421 common shares were issued in exchange for the $35,000 convertible debenture and accrued interest of $2,503. Under the terms of the convertible debenture, $8,841 worth of stock was due instead of $35,000 worth, which was issued. The company incurred a settlement loss of $26,159 resulting in a credit to equity of $63,662. One convertible debenture of $17,000 remains at December 31, 2003.

NOTE 7   ACCRUED COMPENSATION
-----------------------------

On October 1, 2003 the Company and the president at that time, terminated the president's employment agreement under a settlement agreement. The president was to receive 100,000 common shares and $250,000 in lieu of 500,000 shares previously granted to him. As of December 31, 2003, the Company had not delivered the 100,000 shares, the 500,000 shares or the $250,000 and was in default. Accordingly, all past, present and future amounts became due under the

                                  DTOMI, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

terminated employment agreement. Accrued compensation for all past and future amounts due to this employee at December 31, 2003 was $407,407. (See Note 12)

A former Director of Operations has claimed certain amounts due to him pursuant to a December 2002 employment agreement and prior verbal employment arrangements. The amounts consist of past and future cash compensation under the contract, which totals $280,000 and has been accrued. The employee also claims he is owed options to purchase common stock equivalent to 5% of the outstanding common stock and 250,000 common shares as a settlement outside of the employment contract. The options are reflected as outstanding in Note 9 but the 250,000 shares have not been issued or recorded as outstanding. The Company disputes these amounts and the validity of the contract.

NOTE 8  COMMITMENTS
-------------------

      (A) PATENT LICENSE AND CONSULTING AGREEMENT

      On July 31, 2003, the Company executed an Exclusive Patent License Agreement ("Exclusive Patent License Agreement"), to gain exclusive right and license to use the Patent. The Exclusive Patent License Agreement became effective on August 5, 2003 for a term of twenty years. An initial payment of $50,000 was required at the signing of the agreement, and thereafter the Company will pay a monthly license fee in the amount of $10,000 beginning on September 1, 2003 through the term of the agreement. At the same time, the Company executed a certain Consulting Services Agreement ("Consulting Services Agreement for forty (40) hours per month of consulting services, which include advising, consulting, and strategizing on matters relating to the commercialization of the Patent, in consideration for which the Company agreed to grant the consultant a sufficient quantity of common shares of the Company such that he shall own
      (i) thirty percent (30%) of all issued and outstanding shares of the Company upon execution of the agreement; (ii) twenty four point three percent (25%) upon the Company receiving at least Six Hundred Thousand Dollars ($600,000) of either investment capital or in-kind consideration; and (iii) twenty-two percent (22%) upon the Company receiving at least One Million Dollars ($1,000,000) of either investment capital or in-kind consideration. As of December 31, 2003, 2003 there were 6,885,289 common shares issuable under the contract.

      (B) EMPLOYMENT AGREEMENTS

      On September 22, 2003, the Company executed a 5-year employment agreement (the "Agreement") for a Chief Executive Officer. For the first year, the employee will receive $100,000 per year, payable on a bi-weekly basis, dating back to August 15, 2003. For the duration of the employment period, the employee shall receive a salary at the annual rate of $200,000. Immediately following the effective date of the Agreement, the employee received a signing bonus of $100,000, paid by issuance of 1,052,600 common

                                  DTOMI, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

      shares valued at $0.095 per share and warrants to purchase 1,052,600 common shares at an exercise price of $0.18 per share, expiring on December 31, 2005. Under APB 25, the 1,052,600 shares issued were expensed immediately since they were a signing bonus, thus fully vested at the grant date. The employee was also granted options to purchase 910,125 common shares at an exercise price of $0.095 per share, expiring on September 22, 2008. Under APB 25 intrinsic value method, the warrants and options have no value.

      (C) INVESTMENT BANKING AGREEMENTS

      On August 4, 2003, the Company executed a debt/equity funding brokerage agreement (the "Agreement") to seek debt and/or equity financing of up to $5,000,000 for general operating purposes through the private placement of common shares ("Stock"), Units ("Units") consisting of a common share and a warrant ("Warrant(s)") to purchase as common share, the exercise of the Warrants, or the sale of common shares which result from the "Right to Purchase Additional Shares" by private placement investors. The Agreement became effective on September 12, 2003. Compensation for such services shall be a cash commission equal to 10% of the gross amount paid by the investors who purchase the Units and/or exercise the Warrants and/or who exercise the "Right to Purchase Additional Shares" by private placement investors. In addition, common stock purchase warrants ("Company Warrants") to purchase such number of shares of the Company's common stock equal to 10% of the aggregate number of shares of common stock issuable upon the sale of the Units and/or the exercise of the Warrants and/or which result from the "Right to Purchase Additional Shares" by private placement investors shall be issued and shall be exercisable at $0.001 per share for a period of 60 days from the date of issuance. As of December 31, 2003, the Company paid $101,400 cash and 764,422 warrants, which were immediately exercised. Both amounts were charged to additional -paid-in capital against the offering proceeds.

      On December 13, 2003, the Company executed a 3-year investment advisory agreement (the "Advisory Agreement") to assist the Company in raising capital through the sale of convertible notes, as well as assist the company in efforts to seek additional business relationships and advise the company in its negotiations with those who may have an interest in providing capital or pursuing a "Business Combination" with the company. In consideration for the services, the company shall pay a monthly fee of $2,500 and agrees to issue 220,000 common shares upon reaching $500,000 in gross proceeds from the sale of Notes or Units, and an additional 220,000 shares upon reaching $1,000,000 aggregate gross proceeds from the sale of Notes or Units. As of December 31, 2003, 440,000 shares were issued.

      (D) LEGAL MATTERS

      As of December 31, 2003, certain claims were being made against the Licensor relating to a third party alleged interest in the patents being licensed to the Company. The Company is negotiating with the third party

                                  DTOMI, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

      to resolve such claims, however, there remains a risk that the third party can influence the patents rights currently licensed to the Company, which could significantly affect the Company's business since the business plan of the Company is solely dependent upon the patent license. (See Notes 3, 8(A), 11 and 12)




NOTE 9   STOCKHOLDERS' DEFICIENCY
---------------------------------

      (A) REVERSE SPLIT

      In April 2003, the Company affected a 1:20 reverse split of its outstanding common stock. All share and per share amounts in the accompanying financial statements have been retroactively restated to reflect the reverse split.

      (B) PREFERRED STOCK

      The Company has authorized 25,000,000 shares of preferred stock. The Board of Directors at its discretion may determine the rights and preferences of the preferred stock.

      (C) COMMON STOCK

      In  January  2002,  pursuant  to  the  recapitalization,   the  original
      stockholders of Dtomi are deemed to have been issued 304,950 common shares of the Company. (See Note 1)

      Pursuant to the recapitalization (See Note 1), 54,283 of the 64,283 common shares were recorded as common stock at par value, with an offsetting charge to additional paid-in capital since they were to be used to settle certain liabilities assumed by Dtomi (see above). At December 31, 2002 there were 10,000 reserved common shares accounted for as a settlement expense in the first quarter of fiscal 2002 at a fair market value of $32.20 per share on the recapitalization date resulting in an expense of $322,000.

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

                                  DTOMI, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------


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

      On August 28, 2002, the Company's legal counsel exercised options for 30,000 common shares at $0.0002 per share or an aggregate $6, which was paid for by reducing the accounts payable to the legal counsel.

      On October 22, 2002, the Company granted 5,000 common shares to each of three individuals for services rendered. The trading value of the stock on the grant date was $0.90 resulting in a value for the shares of $4,500, which was recognized immediately as consulting expense.

      On October 22, 2002, a $12,550 note and 750 shares issuable were settled in exchange for a total of 4,250 common shares. The trading value of the stock on the settlement date was $0.90 resulting in a value for the excess 3,500 shares of $3,150. A gain on settlement of $9,400 was recognized.

      On November 25, 2002, the Company authorized and issued 20,000 common shares to be registered on Form S-8 and 30,000 restricted shares for consulting services under a 12-month consulting agreement terminating on November 24, 2003. Since the shares were considered fully vested and non-forfeitable upon issuance, they were valued based on the trading price of $0.70 on the November 25, 2002 measurement date resulting in an aggregate value of $35,000. The $35,000 is being recognized over the 12-month term with $3,548 recognized as consulting expense in 2002 and $31,452 recognized in 2003.

      On December 3, 2002, the Company granted 50,000 common shares under a one-year consulting agreement. The shares were vested immediately resulting in a measurement date and a computed value of $35,000 based on the $0.70 quoted trading price of the stock on the grant date. The Company recognized a consulting expense of $3,548 in 2002 and $31,452 in 2003.

                                  DTOMI, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

      In April 2003, the Company issued 400,000 common shares upon exercise of stock options at $0.05 per share. A related subscription receivable of $10,000 remains at December 31, 2003.

      On May 21, 2003 and May 28, 2003, the Company authorized and issued 1,362,334 and 1,000,000 common shares, respectively, for consulting services under 6-month consulting agreements terminating on November 21, 2003 and November 28, 2003. Since the shares were considered fully vested and non-forfeitable upon issuance, they were valued based on the contemporaneous offering price of $0.13 per share, resulting in an aggregate value of $307,103. This amount was recognized over the 6-month term with the total amount of $307,103 recognized as consulting expense through December 31, 2003. In June 2003, the company authorized 1,400,000 common shares for services rendered. These shares are valued at $182,000 based on the contemporaneous offering price of $0.13 share. The Company recorded $65,000 as legal expenses, $52,000 as consulting expenses and $65,000 as compensation on the grant date. Of the 1,400,000 shares, 500,000 were issued by the transfer agent but not delivered to the intended recipient. (See Notes 7 and 12)

      In June 2003, 1,665,000 common shares were issued as settlement of loan payable and related interest of $329,084. The shares were valued based on the contemporaneous offering price of $0.13 per share for a total value of $216,450, which resulted in a gain on settlement of $112,634 during the quarter ended June 30, 2003.

      In June 2003, the Company received $30,000 for 230,769 common shares at $0.13 per share, which are reflected in issuable shares at December 31, 2003.

      During the quarter ended September 30, 2003, the Company initiated a Regulation D, Rule 506 offering of Units to accredited investors at $1,000 per Unit each Unit consisting of (i) 10,526 shares of the Company's common stock and (ii) a warrant to purchase 10,526 shares of the Company's common stock at an exercise price of $0.18 per share, expiring December 31, 2005. The Company may call the warrant at any time after the closing bid price for the common stock of the company has been at or above $0.60 per share for five (5) consecutive trading days. The warrant shall expire 45 days from the date the warrant is called. The purchasers of the Units as a group have the right to elect one Board member from the greater of two years from the closing date of the financing or until such time the holders own less than 25% of the total issued and outstanding shares. After closing of the financing, the Board may not increase outstanding shares of stock, stock options or warrants beyond 15% as long as the Unit holders have a Board seat, unless there is a unanimous vote of the Board. If that vote occurs, existing Unit holders are entitled to purchase additional shares at a 50% discount from the market price as defined. The Company is required to file a registration statement. If the registration statement is not declared effective by January 31, 2004, the Unit holders

                                  DTOMI, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

      received penalty warrants equal to a percentage of the warrants, with a 12% maximum, included in the offering as follows:

      January 31, 2004        0%
      February 29, 2004       6%
      March 31, 2004          9%
      April 1, 2004          12%

      During the quarter ended September 30, 2003, pursuant to the Regulation D Unit offering, the Company received subscription agreements for the purchase of 8,652,372 common shares and 8,652,372 warrants at $0.095 per share, or $822,000 of which $804,500 has been received and a subscription receivable of $17,500 has been recorded as of December 31, 2003.

      During the quarter ended September 30, 2003, the Company authorized and issued 1,380,000 common shares for consulting services. The shares were valued at the contemporaneous sale price of $0.095 per share, resulting in an aggregate value of $131,100. This amount is recognized over the term of the consulting agreements, which range from 6 to 60 months, with $40,692 recognized as consulting expense through December 31, 2003 and $90,408 recorded as a deferred consulting fee component of equity at December 31, 2003.

      During the quarter ended September 30, 2003, the Company authorized 5,199,154 common shares pursuant to the anti-dilution terms of a Consulting Agreement. (See Note 4) The shares were valued at $0.095 resulting in an aggregate value of $493,920. This amount is recognized over the 5-year term of the agreement with $41,187 recognized as consulting expense through December 31, 2003 and $452,733 recorded as a deferred consulting fee component of equity at December 31, 2003.

      On September 25, 2003, 550,000 common shares were purchased by an individual under the Regulation D offering, for $52,250 or $0.095 per share cash pursuant to the offering. The investor also received warrants to purchase 55,000 common shares at $0.18 per shares, expiring December 31, 2005.

      In September 2003, 950,000 common shares were issued by the transfer agent in anticipation of receiving subscriptions for 950,000 common shares and warrants for $90,250. The subscriptions were never received but the stock has not yet been cancelled. Accordingly, such shares are not reflected as issued or outstanding in the accompanying financial statements at December 31, 2003.

      In September 2003, 1,052,600 common shares were issued as a signing bonus and $100,000 compensation expense was recognized for the fully vested shares. (See Note 8(B))

                                  DTOMI, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------


      On July 9, 2003, the company authorized 30,000 common shares as consideration for services. The shares were valued at $0.095 per share, or $2,850. This amount is recognized over the 12-month term of the consulting agreement with $1,425 recognized as consulting expense through December 31, 2003 and $1,425 recorded as a deferred consulting fee component of equity at December 31, 2003. The shares are reflected in issuable shares at December 31, 2003.

      In November 2003, the Company settled a $15,000 open loan outstanding with 75,790 common shares and a warrant to purchase 75,790 common shares at an exercise price of $0.18 per share. The shares were valued at $0.095 per share, or $7,200, resulting in a settlement gain of $7,800. The company issued 368,421 common shares and a warrant to purchase 368,421 common shares at an exercise price of $0.18 per share to settle a $35,000 convertible debenture and $2,503 accrued interest. As the debenture was convertible to only 93,060 common shares valued at $8,841, the Company recognized a settlement loss of $26,159. (See Note 6)

      On December 10, 2003, the company authorized 100,000 common shares valued at $0.095 per share, or $9,500, in consideration for equity research services. The shares are reflected in issuable shares at December 31, 2003.

      During the quarter ended December 31, 2003, the Company granted 1,779,042 common shares under one-year consulting agreements and another 100,000 shares to extend an existing agreement by three months. The shares were valued at $0.095 per share, or an aggregate value of $178,509. This amount is recognized over the term of the consulting agreements, with $23,430 recognized as consulting expense in the fourth quarter and $155,079 recorded as a deferred consulting fee component of equity at December 31, 2003.

      During the quarter ended December 31, 2003, pursuant to the Regulation D Unit offering, the Company received subscription agreements for the purchase of 3,947,250 common shares and 3,947,250 warrants at $0.095 per share, or $375,000 of which $365,000 has been received and a subscription receivable of $10,000 has been recorded as of December 31, 2003.

      During the quarter ended December 31, 2003, the company authorized and issued 1,204,422 common shares as commission on raising capital, resulting in a debit to additional paid-in capital of $1,204.

      During the quarter ended December 31, 2003, the Company authorized 1,686,135 common shares pursuant to the anti-dilution terms of a Consulting Agreement. (See Notes 3 and 8(A)) The shares were valued at $0.095 resulting in an aggregate value of $160,183. This amount is recognized over the 5-year term of the agreement with $160,183 recorded as

                                  DTOMI, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

      a deferred consulting fee component of equity at December 31, 2003.

      (C) COMMON STOCK WARRANTS

      During the quarter ended December 31, 2003, pursuant to the Regulation D Unit offering, the Company granted 13,149,622 warrants to purchase common shares at an exercise price of $0.18 in conjunction with the issuance of 13,149,622 common shares upon receipt of subscription agreements.

      (D) COMMON STOCK OPTIONS

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

      On August 28, 2002, pursuant to the Company's 2001 Stock Option Plan, the Board of Directors granted to the Company's legal counsel, who is a director of the Company, stock options to purchase 30,000 common shares in exchange for $60,000 of accounts payable due. The options were exercisable immediately at $0.0002 per share or an aggregate $6. The options were simultaneously exercised on August 28, 2002 and the $6 was paid with the reduction of accounts payable owned to the legal counsel. The trading value of the common stock on the grant date was $2.80, resulting in a value per share of $2.80 under the Black-Scholes option pricing method in accordance with SFAS 123 using the following assumptions: expected dividend yield 0%, risk-free interest rate of 2.32%, volatility of 129% and a nil term due to immediate exercise. The aggregate value of the options was $83,994, resulting in a settlement loss of $23,994 in 2002.

      On January 28, 2002, the Company granted a variable amount of options pursuant to the employment agreement with its President. The agreement stipulated a grant equal to 10% of the outstanding shares of the Company. Under the variable accounting method of APB 25 and related interpretations, which increases or decreases the related compensation

                                  DTOMI, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

      expense at each balance sheet date based on the fair market value of the aggregate options at that date, the Company's compensation expense fluctuated up and down during the year. In November 2002, the employment agreement was amended to fix the quantity of options to 91,590, amend the exercise price to $0.10 and extend the term to November 20, 2005 The compensation expense was adjusted to a final value for the year 2002 of $64,113 based upon the intrinsic value of those options on the amendment date. The intrinsic value per option was computed as the trading price of $0.80 on the amendment date less the exercise price of $0.10 or $0.70. This employment agreement was terminated in October 2003. (See Note 7)

      On December 2, 2002, the Company granted anti-dilutive options under a new employment contract with its Director of Operations. The employee is to receive options to purchase an aggregate 5% of the issued and outstanding common shares during the three term of the contract at an exercise price of $0.20 per share. Accordingly, 51,100 options were issuable to the employee as of December 31, 2002 and 1,284,815 options were issuable at December 31, 2003. The options in 2002 were valued at $16,183 using the intrinsic value method under APB 25 resulting in an immediate compensation expense of $16,182 since the options were fully vested at the grant date. As the ultimate quantity of options to be granted under the agreement is variable based on the 5% provision, the options are accounted for under the variable method with aggregate compensation adjusted up or down based on a revaluation at each balance sheet date. Accordingly, based on the variable method the $16,182 was reversed in 2003 since the intrinsic value became zero.

      Under a 5-year  employment  agreement  with its new  president,  effective
      September 22, 2003, the president was granted options to purchase 1,052,600 common shares exercisable at $0.18 per share, expiring December 31, 2005 and options to purchase 910,125 common shares at $0.095 per share expiring December 31, 2005. Under the intrinsic value method, the options had no value.

      A summary of the options issued to officers and for legal services during 2002 and 2003 and changes during those years is presented below:

                                  DTOMI, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

                                                                  Weighted
                                                 Number of         Average
                                                  Options       Exercise Price
                                              ----------------  ----------------
      Stock Options
      Balance at January 1, 2002                          --   $       --
      Granted                                        172,690   $     0.12
      Exercised                                      (30,000)  $   0.0002
      Forfeited                                           --   $       --
                                              ----------------  ----------------
      Balance at December 31, 2002                   142,690   $     0.14
                                              ================  ================

      Options  exercisable  at  December  31,
        2002                                         142,690   $     0.14
                                              ----------------  ----------------
      Weighted average fair value of options
        granted during the period                              $     1.00
                                                                ================

                                                                  Weighted
                                                 Number of         Average
                                                  Options       Exercise Price
                                              ----------------  ----------------
      Stock Options
      Balance at January 1, 2003                     142,690   $     0.14
      Granted                                      3,196,440   $     0.16
      Exercised                                           --   $       --
      Forfeited                                           --   $       --
                                              ----------------  ----------------
      Balance at December 31, 2003                 3,339,130   $     0.16
                                              ================  ================

      Options  exercisable  at  December  31,
        2003                                       3,339,130   $     0.16
                                              ----------------  ----------------
      Weighted average fair value of options
        granted during the period                              $    0.095
                                                                ================

      The following table summarizes information about employee stock options outstanding at December 31, 2003:

                  Options Outstanding                         Options Exercisable
--------------------------------------------------------  -----------------------------
                                  Weighted
                    Number        Average      Weighted                       Weighted
    Range of     Outstanding     Remaining     Average        Number          Average
    Exercise     at December     Contractual   Exercise    Exercisable at     Exercise
      Price        31, 2003         Life        Price     December 31,2003     Price
    ----------- ---------------  -----------  ----------  ----------------  -----------
 $        0.10          91,590   3.89 Years  $     0.10            91,590  $      0.10
    0.095-0.18       1,962,725   2.00 Years        0.14         1,962,725         0.14
          0.20       1,284,815   1.92 Years        0.20         1,284,815         0.20
                ===============               ==========  ================  ===========
                     3,339,130               $     0.16         3,339,130  $      0.16
                ===============               ==========  ================  ===========

NOTE 10  INCOME TAXES
---------------------

                                  DTOMI, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

There was no income tax expense for the years ended December 31, 2003 and 2002 due to the Company's net losses.

The Company's tax expense differs from the "expected" tax expense (benefit) for the years ended December 31, 2003 and 2002, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                  2003         2002
                                                ---------    ---------
       Computed "expected" tax expense       $  (726,668)  $ (537,116)
       (benefit)
       Equity based expenses                     264,693       53,956
       Change in valuation allowance             461,975      483,160
                                                ---------    ---------
                                             $        --   $       --
                                                =========    =========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2003 are as follows:

       Deferred tax assets:
       Net operating loss carryforward        $  2,304,666
                                                -----------
       Total gross deferred tax assets           2,304,666
       Less valuation allowance                 (2,304,666)
                                                -----------
       Net deferred tax assets                $         --
                                                ===========

The Company has a net loss carryforward of approximately $6,778,000 at December 31, 2003. Due to a change in business on April 1, 2003, approximately $5,500,000 of this is not useable.

The valuation allowance at January 1, 2003 was $1,842,691. The net change in valuation allowance during the year ended December 31, 2003 was an increase of $461,975.

NOTE 11   CONCENTRATIONS
------------------------

      (A) CONCENTRATION OF CREDIT RISK

      The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At December 31, 2003, the Company had $38,313 in United States bank deposits, which exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2003.

      (B) CONCENTRATION OF PATENT LICENSE

      The Company licenses its technology under a patent license with a principal stockholder/consultant ("Licensor") The principal stockholder became a principal stockholder by virtue of the 22% anti-dilution clause of the consulting agreement (see Note 3). As of December 31, 2003, certain

                                  DTOMI, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003
                               -----------------

      claims are being made against the licensor regarding a third party interest in the patents. There remains a risk that the third party can influence the patents rights currently licensed to the Company which could significantly affect the Company's business since the business plan of the Company is solely dependent upon the patent license. (See Notes 3 and 8(A))



NOTE 12   RELATED PARTIES
-------------------------

In October 2003, the Company settled the $78,139 due to affiliate by exchanging it for the $40,480 of net property and equipment. A settlement gain of $37,659 was recognized. (See Note 4)

The Company pays rent to the above affiliate where a former president and current director of the Company is also an officer of the affiliate. Rent is $4,800 per month. Total fees paid or accrued in 2003 and 2002 were $48,632 and $52,800.

The  Company  uses  certain   administrative  and  accounting  resources  of  an
affiliate. Expenses during 2003 and 2002 were $7,812 and $863, respectively.

Certain amounts are due to the former president who is a current Director of the Company (see Note 7).

The Company has $11,734 due to its outside legal counsel firm. The principal of that firm is a director of the Company. Legal expenses from this firm were $309,460 and $440,278 in 2003 and 2002, respectively.

The Company licenses its patents from a principal stockholder/consultant. (See Notes 3, 8(A), 8(D) and 11).

NOTE 13  SHARE EXCHANGE AGREEMENT AND TERMINATION FEE
-----------------------------------------------------

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer, John Haddock. Based upon that evaluation, Mr. Haddock concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors, executive officers, and significant employees and the significant are as follows:

NAME                    POSITION                              APPOINTMENT

John Haddock            Chief Executive Officer, Director     September 22, 2003

John Simpson            Director                              April 7, 2003

John "JT" Thatch        Director                              January 21, 2002

David M. Otto           Chairman, Secretary                   January 21, 2002

JOHN HADDOCK, AGE 57, CHIEF EXECUTIVE OFFICER AND DIRECTOR

Mr. Haddock is a globally experienced CEO and marketing executive with a record of P&L and marketing success in a variety of technology and services businesses ranging from $100 million to $5 billion. He has proven operating performance through strong strategic, marketing and process management and is experienced in innovation and brand/product leadership.

Prior to joining Dtomi, Inc. Mr. Haddock was the president and CEO of Phymetrics, Inc. the world's leading manufacturer of surface analysis equipment where he led a major transformation of the organization and positioned Phymetrics as the only global, integrated analytical services and equipment company.

From 1994 to 1997 Mr. Haddock held senior marketing positions at Ryder System, Inc. rising to the position of the Senior Vice-President Marketing. Prior to joining Ryder, he worked for General Electric for 14 years.

Mr. Haddock has a B.Sc in Mechanical Engineering, (First Class Honors) from the University of Birmingham, England 1969, and an MBA from Harvard Business School in 1972.

JOHN SIMPSON, AGE 51, PRESIDENT AND DIRECTOR

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

JOHN "JT" THATCH, AGE 42, DIRECTOR

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

DAVID M. OTTO, AGE 44, DIRECTOR AND SECRETARY

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

SECTION 16(a) BENEFICIAL OWNSERHIP REPORTING COMPLIANCE

None of our officers, directors and holders of 10% or more of our equity securities has filed, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

CODE OF ETHICS

The Company does not currently have a standing audit, ethics or nominating committee, nor has the Company adopted a Code of Ethics within the meaning of
Item 406(b) of Regulation S-B of the Exchange Act. The Company has no employees and is operated by one person, John Haddock, who acts the Company's Chief Executive Officer, principal financial officer. We anticipate forming the required committees and adopting a Code of Ethics within one month after filing this Annual Report on Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation earned by all persons serving as our Chief Executive Officer during the fiscal years ended December 31, 2003, 2002, and 2001. None of our other officers or those of any of our subsidiaries earned greater than $100,000 in total salary and bonus during 2003, 2002 or 2001.

                                    Annual Compensation                  Long-Term Compensation
                                    ---------------------------------    ------------------------------------------
                                                                         Awards                        Pay-Outs
                                                                         -----------------------       ------------

                                                            Other                    Securities        All
                                                            Annual       Restricted  Under-                        Other
Name and                                                    Compen-      Stock       lying                         Compen-
Principal                           Salary      Bonus       sation       Award(s)    Options/          LTIP        sation
Position                Year        ($)         ($)          ($)         ($)         SARs (#)          Payouts     ($)
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
John                    2003        $200,000    note (2)    -0-          -0-         -0-               -0-         warrant (2)
Haddock (1)             2002        $-0-        -0-         -0-          -0-         -0-               -0-         -0-
CEO and Director        2001        $-0-        -0-         -0-          -0-         -0-               -0-         -0-

John                    2003        $-0-        -0-         -0-          -0-         -0-               -0-         -0-
Simpson (3)             2002        $-0-        -0-         -0-          -0-         -0-               -0-         -0-
President               2001        $-0-        -0-         -0-          -0-         -0-               -0-         -0-
and Director


John "JT"               2003        $100,000    -0-         $-0-         -0-         -0-               -0-         -0-
Thatch (4)              2002        $75,000     -0-         $6,949       -0-         1,831,798 (5)     -0-         -0-
CEO, Treasurer          2001        $-0-        -0-         -0-          -0-         -0-               -0-         -0-
and Director

Richard                 2003        $-0-        -0-         -0-          -0-         -0-               -0-         -0-
Libutti (5)             2002        $-0-        -0-         -0-          -0-         -0-               -0-         -0-
CEO and Director        2001        $2,450 (7)  -0-         -0-          -0-         85,000            -0-         -0-

J. Stephen              2003        $-0-        -0-         -0-          -0-         -0-               -0-         -0-
Barley (6)              2002        $-0-        -0-         -0-          -0-         -0-               -0-         -0-
President, Secretary,   2001        $9,000      -0-         -0-          -0-         -0-               -0-         -0-
Treasurer and Director

David M.                2003        $-0-        -0-         -0-          -0-         -0-               -0-         -0-
Otto (7)                2002        $-0-        -0-         -0-          -0-         -0-               -0-         -0-
Secretary               2001        $-0-        -0-         -0-          -0-         -0-               -0-         -0-
and Director

(1) Mr. Haddock was appointed CEO and Director on September 22, 2003.
(2) On September 22, 2003, Mr. Haddock received a signing bonus, valued at $100,000, of 100 units. Each unit consists of (i) 10,526 shares of the Company's common stock and (ii) a warrant to purchase 10,526 shares of common stock at an exercise price of $0.18 per share, such warrant to expire on December 31, 2005.
(3) Mr. Simpson was appointed President on April 7, 2003 and resigned his position on July 31, 2003. Mr. Simpson remains a director.
(4) Mr. Thatch was appointed on January 28, 2002 and resigned his position on April 7, 2003.
(5) Mr. Libutti was appointed as president, secretary, treasurer and Director on October 22, 2001 and resigned on January 28, 2002. In earlier filings, the Company reported that Mr. Libutti was compensated at the rate of $15,000 for his services in 2001 and was supposed to receive 15,000 common shares. Mr. Libutti only received $2,450 of the $15,000 and never received the 15,000 common shares. In lieu of the balance thereof, the Company, on October 22, 2002, issued to Mr. Libutti a restricted stock award of 85,000 shares of common shares. Prior to September 30, 2002, in anticipation of the settlement, the shares of common stock were issued by the transfer agent, but not transferred to Mr. Libutti until after September 30, 2002.
(6) Mr. Barley was appointed as a director on June 11, 1998; was appointed as president, secretary and treasurer on June 11, 1998; and resigned as a director, president, secretary and treasurer on October 22, 2001. The Company paid a management fee in the amount of $750 per month to C.H.M. Consulting Inc. in consideration for the services of Mr. Barley and office administration services.
(7) Mr. Otto was appointed as Secretary and director on January 21, 2002

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2003 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                                                                      PERCENTAGE
                                                  NUMBER OF SHARES     OF COMMON
          NAME AND ADDRESS OF BENEFICIAL OWNER    OF COMMON STOCK      STOCK(1)

          John Haddock
          200 Ninth Avenue North, Suite 200
          Safety Harbor, Florida 34695               2,105,200 (2)       6.35 %

          John Simpson
          200 Ninth Avenue North, Suite 200
          Safety Harbor, Florida 34695               7,285,289 (3)         22 %

          John "JT" Thatch
          200 Ninth Avenue North, Suite 200
          Safety Harbor, Florida 34695                591,590 (3)        1.75 %

          David M. Otto
          200 Ninth Avenue North, Suite 200
          Safety Harbor, Florida 34695                  500,000          1.51 %

          Officers and Directors as a Group (2
          persons)                                                       9.64 %

(1) Based on a total of 33,154,347 shares of our common stock issued and outstanding as of December 31, 2003.
(2) Mr. Haddock currently hold 1,052,600 shares of the Company's common stock and warrants to purchase an aggregate of 1,052,600 shares of common stock at an exercise price of $0.18 per share, such warrant to expire on December 31, 2005.
(3) Includes options to purchase 91,590 at $0.10 per share.

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

                               CHANGES IN CONTROL

There are no other arrangements known to the Company that may result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

David Otto, Chairman of the Board of Directors, is the 100% beneficial holder of all issued and outstanding securities of The Otto Law Group, PLLC ("Otto Law"), which bills the Company for legal services pursuant to an engagement agreement dated October 22, 2001 (the "Engagement Agreement").

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

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

(2) On April 10, 2003, the Company filed a Current Report on Form 8-K disclosing that the Company executed an Asset Purchase Agreement with John Simpson acquiring United States Patent #6,530,580 (the "Patent") in exchange for 711,992 shares of Dtomi's common stock and the assumption by Dtomi of certain liabilities relating to costs associated with commercializing the technology underlying the Patent. In connection with the acquisition of the Patent, Dtomi has effected a 1-for-20 reverse-split of its issued and outstanding stock, effective April 7, 2003, John "JT" Thatch resigned as President of Dtomi, and that Mr. Thatch will continue to serve as the Company's Chief Executive Officer.

(3) On August 20, 2003, the Company filed an amended Current Report on Form 8-K, amending the Current Report on Form 8-K filed on April 10, 2003, disclosing further details regarding the Asset Purchase Agreement by and between the Company and John Simpson.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal years ended December 31, 2003 and December 31, 2002, Salberg & Co., P.A. has billed the Company the following fees for services rendered in connection with the audit and other services in respect to these years:

AUDIT FEES

For the fiscal years ended December 31, 2003 and December 31, 2002, Salberg & Co., P.A. billed the Company $39,000 and $33,000, respectively, for services rendered for the audit of the Company's annual financial statements included in its report on Form 10-KSB and the reviews of the financial statements included in its reports on Form 10-QSB filed with the SEC.

AUDIT RELATED FEES

There were no audit related fees paid to Salberg & Co., P.A. during the fiscal years ended December 31, 2003 and December 31, 2002.

TAX FEES

For the fiscal years ended December 31, 2003 and December 31, 2002, Salberg & Co., P.A. did not bill the Company in connection with the preparation of tax returns and the provision of tax advice.

ALL OTHER FEES

For the fiscal years ended December 31, 2003 and December 31, 2002, Salberg & Co., P.A. did not bill the Company for any other services.

AUDIT COMMITTEE PRE-APPROVAL

Our Board of Directors serves as our audit committee. Our Board of Directors approves the engagement of our independent auditor, to render audit and non-audit services before they are engaged. All of the services performed by Salberg & Co., P.A. for us were pre-approved by our Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 2004                             DTOMI, INC.

                                                  /s/ John Haddock
                                                  John Haddock
                                                  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Dtomi, Inc. Inc. in the capacities and on the dates indicated.

Name and Signature             Title                              Date

/s/ John Haddock               Chief Executive Officer and        March 30, 2004
---------------------
John Haddock                   director

/s/ John Simpson               director                           March 30, 2004
---------------------
John Simpson

/s/ John "JT" Thatch           director                           March 30, 2004
---------------------
John "JT" Thatch

/s/ David M. Otto              Secretary and director             March 30, 2004
---------------------
David M. Otto

                                  EXHIBIT INDEX

EXHIBIT
NUMBER    Description
------    -----------
2.1 Asset Purchase Agreement dated April 7, 2003, by and between Company and John Smith (incorporated by reference to the Company's Current Report on Form 8-K filed on April 9, 2003)
3.1.1 Articles of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on November 26, 1999)
3.1.2 Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on November 26, 1999)
3.1.3 Certificate of Amendment to Articles of Incorporation of the Company filed October 25, 2001 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on December 18, 2001)
3.2.1 Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on November 26, 1999)
31.1 Certification of Chief Executive Officer and principal financial officer Dtomi, Inc. required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1 Certification of Chief Executive Officer and principal financial officer of Dtomi, Inc. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

                                  Dtomi, Inc.
                         (A Development Stage Company)

                              Financial Statements

                           December 31, 2003 and 2002