Form 10QSB
period 2004-03-31
DTOMI INC
filed 2004-05-17
CIK 1083721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                          Commission File No. 000-27277

                                   DTOMI, INC.

             (Exact name of registrant as specified in its charter)




                Nevada                                  98-0207554
--------------------------------------------------------------------------------
  (State or other jurisdiction of               (I.R.S.  Employer incorporation
          Identification No.)                         or organization)

        200 Ninth Avenue North, Suite 220, Safety Harbor, Florida, 34965
               (Address of principal executive offices, zip code)

                                 (727) 723-8664
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                          if changed since last report)



Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of March 31, 2004 there were 28,700,281 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):
[_] Yes [X] No

                                   DTOMI, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE PERIOD ENDED MARCH 31, 2004

                                      INDEX



PART I - FINANCIAL INFORMATION..................................................................
   ITEM 1. Financial Statements.................................................................
           BALANCE SHEETS.......................................................................
           STATEMENTS OF OPERATIONS.............................................................
           STATEMENTS OF CASH FLOWS.............................................................
           NOTES TO FINANCIAL STATEMENTS........................................................
   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II - OTHER INFORMATION.....................................................................
   ITEM 1. Legal Proceedings....................................................................
   ITEM 2. Changes in Securities and Use of Proceeds............................................
   ITEM 3. Defaults Upon Senior Securities......................................................
   ITEM 4. Submission of Matters to a Vote of Security Holders..................................
   ITEM 5. Other Information....................................................................
   ITEM 6. Exhibits and Reports on Form 8-K.....................................................
SIGNATURES......................................................................................




              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company uses words like "expects," "believes," "intends," "anticipates," "plans," "targets," "projects" or "estimates" in this Form 10-QSB. When used, these words and other, similar words and phrases or statements that an event, action or result "will," "may," "could," or "should" occur, be taken or be achieved identify "forward-looking" statements. Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, the risks and uncertainties outlined under the section titled "Management's Discussion and Analysis" in Item 2. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

Our management has included projections and estimates in this Form 10-QSB, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                   DTOMI, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 2004
                                   (Unaudited)


                                     ASSETS

Current Assets
Cash                                                                $    32,128
                                                                    -----------
TOTAL CURRENT ASSETS                                                     32,128
                                                                    -----------

PROPERTY AND EQUIPMENT, NET                                              25,691
                                                                    -----------

DEFERRED CONSULTING EXPENSE                                             260,000

TOTAL ASSETS                                                        $   317,819
                                                                    ===========

                     LIABILITIES & STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Loans payable                                                           159,000
Accounts payable                                                         73,548
Accounts payable, related party                                              --
Accrued interest                                                         22,619
Due to affiliate                                                          8,436
Convertible debenture                                                    17,000
Accrued license fees                                                     30,000
Accrued compensation                                                    687,407
Other accrued expenses                                                  377,990
                                                                    -----------
TOTAL CURRENT LIABILITIES                                             1,376,000
                                                                    -----------
Stockholders' Deficiency
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
     none issued and outstanding                                             --
Common stock, $0.001 par value, 100,000,000 shares authorized,
     (26,438,289 shares issued and outstanding)                          26,438
Common stock issuable, at par value (7,881,016 shares)                    7,881
Additional paid-in capital                                            7,855,844
Acumulated deficit through March 31, 2003                            (5,702,783)
Deficit accumulated during the development stage                     (2,346,088)
                                                                    -----------
                                                                       (158,708)
Less subscriptions receivable                                           (37,500)
Less deferred consulting fees                                          (861,973)

                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIENCY                                       (1,058,181)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $   317,819
                                                                    ===========


                See accompanying notes to financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                 FROM
                                               THREE MONTHS        THREE MONTHS             APRIL 1, 2003
                                                   ENDED              ENDED       (INCEPTION OF DEVELOPMENT STAGE) TO
                                              MARCH 31, 2004      MARCH 31, 2003             MARCH 31, 2004
                                              --------------      --------------  -----------------------------------
REVENUES                                       $         --        $         --              $         --

Cost of Revenues                                         --                  --                        --
                                               ------------        ------------              ------------

GROSS PROFIT                                             --                  --                        --

OPERATING EXPENSES
Compensation                                         53,344             (22,947)                  891,702
Consulting                                          137,276              10,630                   804,180
Depreciation                                            790               7,590                    16,157
General and administrative                           56,053               5,529                   211,739
License Fee                                              --                  --                    90,000
Professional fees                                    73,317              84,328                   349,284
Rent                                                  5,625              30,816                    27,202
Impairment loss                                          --                  --                   392,559
Sales, marketing and advertising                      7,809                  --                    37,873
                                               ------------        ------------              ------------
TOTAL OPERATING EXPENSES                            334,214             115,946                 2,820,696
                                               ------------        ------------              ------------
Loss from Operations                               (334,214)           (115,946)               (2,820,696)
                                               ------------        ------------              ------------
OTHER INCOME (EXPENSE)
Interest expense                                     (4,010)             (8,463)                  (27,273)
Settlement gain                                       4,986                  --                   501,881
                                               ------------        ------------              ------------
TOTAL OTHER INCOME (EXPENSE), NET                       976              (8,463)                  474,608
                                               ------------        ------------              ------------
NET LOSS                                       $   (333,238)       $   (124,409)             $ (2,346,088)
                                               ============        ============              ============
Basic and Diluted Loss Per Common Share:       $      (0.01)       $      (0.13)             $      (0.12)
                                               ============        ============              ============
Weighted average common shares outstanding       33,658,743             971,021                19,193,705
                                               ============        ============              ============


                 See accompanying notes to financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 FROM
                                                   THREE MONTHS     THREE MONTHS            APRIL 1, 2003
                                                     ENDED            ENDED       (INCEPTION OF DEVELOPMENT STAGE) TO
                                                 MARCH 31, 2004    MARCH 31, 2003           MARCH 31, 2004
                                                 --------------    --------------  ----------------------------------
Cash Flows from Operating Activities:
Net Loss                                           $  (333,238)     $  (124,409)           $(2,346,088)
Adjustments to reconcile net loss to net cash
     used in operating activities
Stock based expenses for services                           --          (60,297)               296,748
Gain on debt settlement                                     --               --               (130,495)
Loss on debt settlement                                     --               --                 26,159
Depreciation                                               790            7,590                 16,157
Settlement gain on patent                                   --               --               (392,559)
Impairment loss on patent                                   --               --                392,559
Deferred consulting amortization                       108,526            8,630                570,414
CHANGES IN OPERATING ASSETS AND LIABILITIES:
(Increase) decrease in:
Deferred consulting                                     15,000               --                 40,000
Increase (decrease) in:
Accounts payable                                       (39,886)         103,825                (65,778)
Accounts payable, related party                        (11,734)              --               (272,197)
Accrued compensation, officer                               --           34,850                632,101
Accrued interest and expenses                           65,750            8,463                105,263
Due to affiliate                                          (340)              --                 55,584
Accrued license fees                                    10,000               --                 30,000
                                                   -----------      -----------            -----------
NET CASH USED IN OPERATING ACTIVITIES                 (185,132)         (21,348)            (1,042,132)
                                                   -----------      -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                     (21,053)              --                (26,668)
                                                   -----------      -----------            -----------
NET USED IN INVESTING ACTIVITIES                       (21,053)              --                (26,668)
                                                   -----------      -----------            -----------

Cash Flows from Financing Activities
Proceeds from affiliate loans                               --           15,408                (15,408)
Proceeds from convertible debentures                        --               --                 37,000
Proceeds from sale of common stock                          --               --              1,079,007
                                                   -----------      -----------            -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   --           15,408              1,100,599
                                                   -----------      -----------            -----------

Net Increase (Decrease) in Cash                    $  (206,185)     $    (5,940)           $    31,799
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         238,313            6,269                    329
                                                   -----------      -----------            -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR           $    32,128      $       329            $    32,128
                                                   ===========      ===========            ===========


Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Settlement of $294,530 of debt and $44,616 of
  accrued interest with stock.                              --               --                339,146

Loan payable was converted to a convertible debenture.      --               --                 15,000

Shares issuable reported as deferred consulting        110,671               --                110,671


                 See accompanying notes to financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)

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


NOTE 2 PROPERTY AND EQUIPMENT
-----------------------------

In February, 2003, the Company purchased a 2000 Ford F-250 Pickup Truck for $19,000 cash to be depreciated over 7 years.

In March, 2003, the Company purchased a computer for $2,052 cash to be depreciated over 3 years.


NOTE 3 STOCKHOLDERS' DEFICIENCY
-------------------------------

STOCK ISSUANCES

During the quarter ended March 31, 2004, the Company granted 800,000 common shares to extend an existing consulting agreement by nine months and another 100,000 shares as additional compensation to an existing one-year agreement. The shares were valued at $0.095 per share, or an aggregate value of $85,500. This amount is recognized over the term of the consulting agreements, with $11,375 recognized as consulting expense in the first quarter and $74,125 recorded as a deferred consulting fee component of equity at March 31, 2004.

During the quarter ended March 31, 2004, the Company incurred penalties under the registration rights terms of the recent Regulation D Rule 506 offering for failure to file a registration statement timely. The company is obligated to issue 1,631,265 warrants exercisable at $0.18 per share.

There were warrants to purchase 15,225,098 common shares outstanding at March 31, 2004 at $0.18 per share.

There were options to purchase 3,339,130 common shares at a weighted average exercise price of $0.16 per share at March 31, 2004.

The company became obligated to issue an additional 264,958 common shares under antidilution provisions of a consulting agreement. A deferred consulting expense of 25,171 was reported as a component of equity at March 31, 2004.

NOTE 4 GOING CONCERN
--------------------

As reflected in the accompanying financial statements, the Company has a net loss for the three months ended March 31, 2004 of $333,238, a stockholders' deficiency of $1,058,181 and a deficit accumulated during the development stage of $2,346,088 at March 31, 2004; cash used in operations for the three months ended March 31, 2004 of $185,132, a working capital deficit of $1,343,872 at March 31, 2004, and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues.

NOTE 5 SUBSEQUENT EVENTS
------------------------

On April 6, 2004, the Company executed a consulting agreement to raise up to $2,000,000 in capital through common stock sales and warrants. Compensation for raising the capital will be equal to 10% of the gross proceeds of the offering and 10% warrants at $1.00 exercise price.

During April, 2004, the Company granted 50,000 common shares under a one-year consulting agreement. The shares were valued at $0.095 per share, or $4,750. This amount is recognized over the term of the consulting agreement, with $792 to be recognized as consulting expense in the second quarter of 2004 and $3,958 to be recorded as a deferred consulting fee component of equity at June 30, 2004.

As of December 31, 2003, 13,593,873 shares offered for private placement were issued, with another 547,352 shares issued subsequent to December 31, 2003 (see below). In addition, 100 units consisting of 1,052,652 shares and 1,052,652 warrants issued as a bonus in 2003 are considered to be subject to penalty warrants. The company has calculated 173 penalty warrants due (each warrant consists of the right to purchase 10,526 shares of common stock,for a purchase price of $0.18 per share, through December 31, 2006, upon which the warrant will expire). However, one of the investors had obtained 950,000 shares issued by the transfer agent before a subscription or payment was received. A subscription was then received but the subscription price of $90,250 was never paid. The Company has taken the position that 52.25 of the penalty warrants due this investor will not be issued until the 950,000 shares have been returned or the $90,250 has been paid.

In April, 2004, the Company entered into subscription agreements for the purchase of common stock and a warrant (together, a "Unit Purchase Agreement") for 52 Units at $1,000 per Unit, for proceeds of $35,000 cash and $17,000 of existing convertible debenture. Each Unit consists of 10,526 shares of common stock, and one warrant for the purchase of 10,526 shares of common stock for a purchase price of $0.18 per share, through December 31, 2006, upon which the warrant will expire.

In April, 2004, an investor exercised warrants for 6,316 common shares and paid the exercise price of $0.18 per share for total proceeds of $1,136.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company had no recorded revenues or cost of revenues for the quarter ending March 31, 2004, no change from the quarter ending March 31, 2003.

Sales and marketing expenses increased to $7,809 for the quarter ending March 31, 2004, an increase of 100% over the quarter ending March 31, 2003. This amount represents ongoing marketing initiatives for the Air Spring AxleTM, Company's new suspension product.

General and administrative expenses increased to $56,053 for the quarter ending March 31, 2004, an increase of 914% over expenses of $5,529 for the quarter ending March 31, 2003. General and administrative expenses in this first quarter of 2004 consist primarily of travel and entertainment of $15,906, patent license fees of $30,000, stock transfer agent and filing fees of $2,692 and other general corporate and office expenses. Travel and entertainment reflects trade show visits and demonstration road trips, which were designed to introduce the Air Spring AxleTM to potential customers and gather market feedback.

Interest expense was $4,010 for the quarter ending March 31, 2004, compared to $8,463 for the quarter ending March 31, 2003. This interest expense consists of interest on various loans. The loans balance during this first quarter of 2004 was lower due to various settlements, decreasing the interest expense.

A settlement gain of $4,986 was recognized in the quarter ending March 31, 2004 as the effect of settling a portion of the Company's debts. In the quarter ending March 31, 2003 there was no settlement gain or loss.

Compensation expense for the quarter ending March 31, 2004 was $53,344, compared to ($22,947) for the quarter ending March 31, 2003, an increase of 332% compensation expense for the current period consist of salaries paid to the Company's officer and employee.

In February, a Vice President, Sales & Marketing was hired as part of the company's efforts to accelerate market adoption of the Air Spring AxleTM.

Professional fees decreased to $73,317 for the quarter ending March 31, 2004, a decrease of 13% over such costs for the quarter ending March 31, 2003 at $84,328. These professional fees consist primarily of legal and accounting fees that were incurred as a result of fund raising efforts, audit requirements, interim filings, and drafting securities regulatory documentation.

Consulting fees expense for the quarter ending March 31, 2004 was $137,276, an increase of 1,191% over expenses of $10,630 for the quarter ending March 31, 2003. These consulting fees in this first quarter of 2004 primarily relate to amortization of deferred consulting fees from various stock based consulting agreements previously executed.

Depreciation expense for the quarter ending March 31, 2004 was $790, compared to $7,590 for the quarter ending March 31, 2003. These expenses consist of $281 of depreciation of existing assets, and $509 of depreciation expense of new asset additions.

The net loss for the quarter ending March 31, 2004 is $333,238 (net loss per share of $0.01) compared to the quarter ending March 31, 2003, $124,409 (net loss per share of $.13).

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

Dtomi has cash and cash equivalents of $32,128, total current liabilities of $1,375,999 and total assets of $317,819 at March 31, 2004. The Company continues to incur costs, but has not secured adequate new revenue to cover the costs.

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

SUBSEQUENT EVENTS QUARTER ENDING MARCH 31, 2004

None.

ITEM 3.  CONTROLS AND PROCEDURES.

Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer, of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of this evaluation.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

COMMON STOCK ISSUED

On January 13, 2004, the Company offered and sold an aggregate of 900,000 shares of common stock to two purchasers pursuant to a consulting agreement by and between the Company and each purchaser. No commission or other remuneration was paid in connection with the offering. The Company relied upon the exemption from registration provided by Rule 506 of Regulation D, promulgated pursuant to the Securities Act of 1933, as amended (the "Act").

Of the total amount of issuable "penalty warrants" pursuant to the October 29, 2003 unit offering (as defined below) and calculated by the Company for a total of 173 penalty warrants (for 1,823,259 shares), on April 2, 2004, the Company issued 1,691,323 penalty warrants to purchase shares of common stock at an exercise price of $0.18 per share, at any time prior to December 31, 2006. The warrants were issued pursuant to the term of that certain Registration Rights Agreement entered into by the Company and the offerees of the warrants in a private placement in October 2003. The Company failed to timely register certain securities and was, therefore, obligated to issue additional warrants as a "penalty." The offering of the additional warrants was made in reliance on the exemption from registration afforded by Rule 506 of Regulation D, promulgated pursuant to the Act.

In an offering (the "Unit Offering") that began on October 29, 2003, the Company entered into subscription agreements for the purchase of common stock and a warrant (together, a "Unit Purchase Agreement"), which was effected in four "tranches." Tranche 4 was effected on April 19, 2004 for 52 Units for proceeds of $35,000 cash and $17,000 of existing debt. Each Unit (a "Unit") consists of 10,526 shares of our common stock, and one warrant for the purchase of 10,526 shares of common stock at a purchase price of $0.18 per share, through December 31, 2006, upon which the warrant will expire. The offering of the Units was made in reliance on the exemption from registration afforded by Rule 506 of Regulation D, promulgated pursuant to the Act.

On April 29, 2004, we offered and sold an aggregate of 50,000 shares of our common stock to one investor in exchange for marketing services to Dtomi by the investor. No commissions or fees were paid in connection with the offering. The offering was made pursuant to Rule 903(b)(3) of Regulation S of the Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

On May 7, 2004, the Company defaulted upon a 10% Convertible Debenture in the principal amount of $17,000, entered into between the Company and a creditor. The Company did not repay the Debenture by the maturity date and instead elected to convert the debenture into Units under the October 29, 2003 Unit Offering.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit
Number                              Description

3.1.1. Articles of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.2. Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.3. Certificate of Amendment to Articles of Incorporation of the Company filed October 25, 2001 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on December 18, 2001).

3.2.1. Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

4.1.              Form of Penalty Common Stock Purchase Warrant.

33.1.             CEO Certification Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

33.2.             CEO Certification Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

(b) No such reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Dtomi, Inc.
                                     (Name of Registrant)


Date:  May 10, 2004                  By: /s/ John Haddock
                                         -------------------------------------
                                         John Haddock, CEO/Director/acting CFO