Form 10QSB
period 2004-06-30
DTOMI INC
filed 2004-08-16
CIK 1083721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                       950 S. Pine Island Road, Suite A150
                            Plantation, Florida 33324
               (Address of principal executive offices, zip code)

                                 (727) 723-8664
              (Registrant's telephone number, including area code)

                        200 Ninth Avenue North, Suite 220
                          Safety Harbor, Florida, 34965
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of June 30, 2004 there were 28,981,725 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):
[_] Yes [X] No

                                   DTOMI, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE PERIOD ENDED JUNE 30, 2003

                                      INDEX


PART I - FINANCIAL INFORMATION................................................3
   ITEM 1.   Financial Statements.............................................3
                     BALANCE SHEETS...........................................3
                     STATEMENTS OF OPERATIONS.................................4
                     STATEMENTS OF CASH FLOWS.................................5
                     NOTES TO FINANCIAL STATEMENTS............................6
   ITEM 2.   Management's Discussion and Analysis of Financial Condition
                          and Results of Operations...........................8
   ITEM 3.   Controls and Procedures...........................................9
PART II - OTHER INFORMATION....................................................9
   ITEM 1.   Legal Proceedings.................................................9
   ITEM 2.   Changes in Securities and Use of Proceeds.........................9
   ITEM 3.   Defaults Upon Senior Securities..................................10
   ITEM 4.   Submission of Matters to a Vote of Security Holders..............10
   ITEM 5.   Other Information................................................10
   ITEM 6.   Exhibits and Reports on Form 8-K.................................10

SIGNATURES....................................................................11


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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                   DTOMI, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                  June 30, 2004
                                   (Unaudited)

                                     ASSETS
Current Assets
Cash                                                                    $        --
                                                                        -----------
TOTAL CURRENT ASSETS                                                             --
                                                                        -----------

 PROPERTY AND EQUIPMENT, NET                                                 27,589
                                                                        -----------

 DEFERRED CONSULTING EXPENSE                                                245,000

 TOTAL ASSETS                                                           $   272,589
                                                                        ===========

          Liabilities & Stockholders' Deficiency
CURRENT LIABILITIES
Cash Overdraft                                                               12,089
Loans payable                                                               159,000
Accounts payable                                                             71,837
Accounts payable - related party                                              9,833
Accrued interest                                                             24,787
Due to affiliate                                                             14,289
Accrued license fees                                                         41,000
Accrued compensation                                                        693,999
Other accrued expenses                                                      402,958
                                                                        -----------
TOTAL CURRENT LIABILITIES                                                 1,429,792
                                                                        -----------
 Stockholders' Deficiency
 Preferred stock, $0.001 par value, 25,000,000 shares authorized,
      none issued and outstanding                                                --
 Common stock, $0.001 par value, 100,000,000 shares authorized,
      (28,981,725 shares issued and outstanding)                             28,981
 Common stock issuable, at par value (7,706,637 shares)                       7,707
 Additional paid-in capital                                               8,259,668
 Acumulated deficit through March 31, 2003                               (5,702,783)
 Deficit accumulated during the development stage                        (2,886,217)
                                                                        -----------
                                                                           (292,644)
 Less subscriptions receivable                                              (47,500)
 Less deferred consulting fees                                             (817,059)

                                                                        -----------
 TOTAL STOCKHOLDERS' DEFICIENCY                                          (1,157,203)
                                                                        -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                         $   272,589
                                                                        ===========

                 See accompanying notes to financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                       FROM
                                                                                                                   APRIL 1, 2003
                                                  FOR THE THREE MONTHS                FOR THE SIX MONTHS          (INCEPTION OF
                                                     ENDED JUNE 30                      ENDED JUNE 30          DEVELOPMENT STAGE) TO
                                               2004               2003             2004              2003           JUNE 30, 2004
                                           ------------      ------------      ------------       ------------       ------------
REVENUES                                   $         --      $         --      $         --       $         --       $         --

Cost of Revenues                                     --                --                --                 --                 --
                                           ------------      ------------      ------------       ------------       ------------

GROSS PROFIT                                         --                --                --                 --                 --
OPERATING EXPENSES
Compensation                                     75,087            26,107           128,431              3,160            966,789
Consulting                                      129,820           133,931           267,096            144,561            934,000
Depreciation                                      1,182             7,590             1,972             15,180             17,339
General and administrative                      235,361             5,813           291,414             10,942            447,101
License Fee                                          --                --                --                 --             90,000
Professional fees                                73,810            88,361           147,127            172,689            423,094
Rent                                              6,859            15,408            12,484             46,224             34,061
Impairment loss                                      --           392,559                --            392,559            392,559
Sales, marketing and advertising                    180             4,616             7,989              4,616             38,053
                                                                               ------------       ------------       ------------
TOTAL OPERATING EXPENSES                        522,299           674,385           856,513            789,931          3,342,996
                                           ------------      ------------      ------------       ------------       ------------
Loss from Operations                           (522,299)         (674,385)         (856,513)          (789,931)        (3,342,996)
                                           ------------      ------------      ------------       ------------       ------------
OTHER INCOME (EXPENSE)
Interest expense                                 (4,169)           (9,761)           (8,179)           (18,224)           (31,442)
Settlement loss                                 (13,660)          112,634            (8,674)           112,634            488,221
                                           ------------      ------------      ------------       ------------       ------------
TOTAL OTHER INCOME (EXPENSE), NET               (17,829)          102,873           (16,853)            94,410            456,779
                                           ------------      ------------      ------------       ------------       ------------
NET LOSS                                   $   (540,128)     $   (571,512)     $   (873,366)      $   (695,521)      $ (2,886,217)
                                           ============      ============      ============       ============       ============
Basic and Diluted Loss Per Common Share:   $      (0.02)     $      (0.15)     $      (0.03)      $      (0.30)      $      (0.13)
                                           ============      ============      ============       ============       ============
Weighted average common shares outstanding   35,252,842         3,723,200        34,455,792          2,354,592         22,398,488
                                           ============      ============      ============       ============       ============

                 See accompanying notes to financial statements

                                   DTOMI, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                    FROM
                                                                                                 APRIL 1, 2003
                                                            SIX MONTHS           SIX MONTHS     (INCEPTION OF
                                                               ENDED               ENDED       DEVELOPMENT STAGE)TO
                                                            JUNE 30, 2004      JUNE 30, 2003     JUNE 30, 2004
                                                             -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                     $  (873,366)       $  (695,921)       $(2,886,217)
Adjustments to reconcile net loss to net cash
     used in operating activities
Stock based expenses for services                                     --            110,460            296,748
Penalty expense                                                  172,556                 --            172,556
Gain on debt settlement                                               --            (78,080)          (130,495)
Loss on debt settlement                                           13,660                 --             39,819
Depreciation                                                       1,972             15,180             17,339
Settlement gain on patent                                             --                 --           (392,559)
Impairment loss on patent                                             --            392,559            392,559
Deferred consulting amortization                                 207,263             82,446            669,152
CHANGES IN OPERATING ASSETS AND LIABILITIES:
(Increase) decrease in:
Deferred consulting                                               30,000                 --             55,000
Increase (decrease) in:
Cash Overdraft                                                    12,089                 --             12,089
Accounts payable                                                 (41,597)           104,018            (67,489)
Accounts payable, related party                                   (1,901)                --           (262,364)
Accrued compensation                                               6,592              7,200            638,693
Accrued interest and expenses                                     94,887            (16,330)           134,400
Due to affiliate                                                   5,513                 --             61,437
Liabilities assumed                                                   --            (19,000)                --
Accrued license fees                                              21,000                 --             41,000
                                                             -----------        -----------        -----------
NET CASH USED IN OPERATING ACTIVITIES                           (351,332)           (97,468)        (1,208,332)
                                                             -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                               (24,133)                --            (29,748)
                                                             -----------        -----------        -----------
NET USED IN INVESTING ACTIVITIES                                 (24,133)                --            (29,748)
                                                             -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from affiliate loans                                         --             15,408            (15,408)
Proceeds from convertible debentures                                  --             37,000             37,000
Proceeds from sale of common stock, net                          136,015             30,000          1,215,022
Proceeds from exercise of warrants and options                     1,137             10,000              1,137
                                                             -----------        -----------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        137,152             92,408          1,237,751
                                                             -----------        -----------        -----------

Net Increase (Decrease) in Cash                              $  (238,313)       $    (5,060)       $      (329)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   238,313              6,269                329
                                                             -----------        -----------        -----------

                                                             -----------        -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $        --        $     1,209        $        --
                                                             ===========        ===========        ===========

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Settlement of $294,530 of debt and $44,616 of
 accrued interest-with stock                                          --                 --            339,146

Loan payable was converted to a convertible debenture                 --                 --             15,000

Shares issuable reported as deferred consulting                   53,823                 --            164,494

                 See accompanying notes to financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

NOTE 1 BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Company's Annual Report Form 10-KSB for the year ended December 31, 2003.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.


NOTE 2 PROPERTY AND EQUIPMENT

In February, 2004, the Company purchased a 2000 Ford F-250 Pickup Truck for $19,000 cash to be depreciated over 7 years.

In March, 2004, the Company purchased a computer for $2,050 cash to be depreciated over 3 years.

In May, 2004, the Company purchased a tower and trailing arm for its development trailer for $3,080 cash to be depreciated over 5 years.


NOTE 3 STOCKHOLDERS' DEFICIENCY

STOCK ISSUANCES

During the quarter ended March 31, 2004, the Company granted 800,000 common shares to extend an existing consulting agreement by nine months and another 100,000 shares as additional compensation to an existing one-year agreement. The shares were valued at $0.095 per share, or an aggregate value of $85,500. This amount is recognized over the term of the consulting agreements.

During the quarter ended June 30, 2004, the Company incurred penalties under the registration rights terms of the recent Regulation D Rule 506 offering for failure to file a registration statement timely. The company is obligated to issue 1,823,254 warrants exercisable at $0.18 per share. These warrants were valued using the Black-Scholes method, incurring a penalty expense of $172,556 as of June 30, 2004.

During the quarter ended March 31, 2004, the Company became obligated to issue an additional 264,958 common shares under antidilution provisions of a consulting agreement. The shares were valued at $0.095 per share based on the recent offering to be recognized over the remaining term.

During the quarter ended June 30, 2004, the Company became obligated to issue 516,561 common shares pursuant to the anti-dilution terms of a Consulting
Agreement. The shares were valued at $0.095 per share based on the recent offering to be recognized over the remaining term.

During the quarter ended June 30, 2004, the Company authorized and issued 50,000 common shares under a one-year consulting agreement. The shares were valued at $0.095 per share, or $4,750. This amount is recognized over the term of the consulting agreement.

During the quarter ended June 30, 2004, the company authorized 19 units consisting of 199,994 common shares and issued 178,942 common shares with 21,052 issuable at June 30, 2004, and a warrant to purchase 199,994 common shares at an exercise price of $0.18 per share to settle a $17,000 convertible debenture and $2,000 accrued interest. A settlement loss of $13,660 was recognized.

During the quarter ended June 30, 2004, the Company authorized and issued 35 units consisting of 368,410 common shares at $0.095 per share, or $35,000, and a warrant to purchase 368,410 common shares at an exercise price of $0.18 per share pursuant to the Unit offering.

During the quarter ended June 30, 2004, the Company authorized and issued 277,776 common shares for a purchase price of $0.18 per share for an aggregate value of $50,000, which was received during the second quarter.

In April, 2004, an investor exercised warrants for 6,316 common shares and paid the exercise price of $0.18 per share for total proceeds of $1,137.

During the quarter ended June 30, 2004, the Company entered into settlement agreements to resolve monies owed to the Company for 950,000 shares issued before payment was received and to resolve finder fees and expenses owed by the Company related to various stock issuances. According to the terms of the agreements, $31,250 owed to the Company in subscriptions receivable is cancelled by $31,250 owed by the Company in finders fees and expenses. The Company is obligated to issue warrants to purchase 85,614 common shares at a purchase price of $0.001 per share at any time 60 days from the date of issuance of such warrants. The company received $49,000 cash leaving a subscription receivable of $10,000 at June 30, 2003.

There were warrants to purchase 15,800,238 common shares at $0.18 per share and warrants to purchase 85,614 common shares at $0.001 per share outstanding at June 30,2004.

There were options to purchase 3,339,130 common shares at a weighted average exercise price of $0.16 per share at June 30, 2004.


NOTE 4 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss for the three months ended June 30, 2004 of $540,128, a stockholders' deficiency of $1,157,203 and a deficit accumulated during the development stage of $2,886,217 at June 30, 2004; cash used in operations for the three months ended June 30, 2004 of $361,406, a working capital deficit of $1,429,792 at June 30, 2004, and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company had no recorded revenues or cost of revenues for the quarter ending June 30, 2004, no change from the quarter ending June 30, 2003.

Sales and marketing expenses decreased to $180 for the quarter ending June 30, 2004, a decrease of 96% over the quarter ending June 30, 2003.

General and administrative expenses increased to $235,361 for the quarter ending June 30, 2004, an increase of 3950% over expenses of $5,813 for the quarter ending June 30, 2003. General and administrative expenses in this second quarter of 2004 consist primarily of travel and entertainment of $25,052, penalty warrants expense of $172,556, patent license fees of $30,000, stock transfer agent and filing fees of $3,393 and other general corporate and office expenses. Travel and entertainment reflects trade show visits and demonstration road trips, which were designed to introduce the Air Spring AxleTM to potential customers and gather market feedback.

Interest expense was $4,169 for the quarter ending June 30, 2004, compared to $9,761 for the quarter ending June 30, 2003. This interest expense consists of interest on various loans. The loans balance during this second quarter of 2004 was lower due to various settlements, decreasing the interest expense.

A settlement loss of $13,660 was recognized in the quarter ending June 30, 2004 as the effect of settling a portion of the Company's debts. In the quarter ending June 30, 2003 there was a settlement gain of $112,634 as the effect of debt settlements.

Compensation expense for the quarter ending June 30, 2004 was $75,087, compared to $26,107 for the quarter ending June 30, 2003, an increase of 188%. Compensation expense for the current period consist of salaries paid to the Company's officers.

Professional fees decreased to $73,810 for the quarter ending June 30, 2004, a decrease of 16% over such costs for the quarter ending June 30, 2003 at $88,361. These professional fees consist primarily of legal and accounting fees that were incurred as a result of fund raising efforts, audit requirements, interim filings, and drafting securities regulatory documentation.

Consulting fees expense for the quarter ending June 30, 2004 was $129,820, a decrease of 3% over expenses of $133,931 for the quarter ending June 30, 2003. These consulting fees in this second quarter of 2004 primarily relate to amortization of deferred consulting fees from various stock based consulting agreements.

Depreciation expense for the quarter ending June 30, 2004 was $1,182, compared to $7,590 for the quarter ending June 30, 2003. These expenses consist of $1,131 of depreciation of existing assets, and $51 of depreciation expense of new asset additions.

The net loss for the quarter ending June 30, 2004 is $540,128 (net loss per share of $0.02) compared to the quarter ending June 30, 2003, $571,512 (net loss per share of $.15).

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

Dtomi has no cash and cash equivalents, total current liabilities of $1,429,792 and total assets of $272,589 at June 30, 2004. The Company continues to incur costs, but has not secured adequate new revenue to cover the costs.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

Subject to the ongoing availability of adequate financing, the Company will continue to focus on quickly bringing its innovative suspension product to market. A 10,000lb GVWR tandem (dual) axle utility trailer has been developed and will go into production towards the end of the third quarter. This trailer will initially be focused on the contractor equipment and contractor equipment rental markets where the Air Spring Axle's ease of loading provides clear commercial benefits. A motorcycle trailer is also under development. In support of these efforts, marketing and sales initiatives will be increased in an effort to quickly gain market acceptance and orders. These initiatives include building demonstration trailers and actively promoting the Air Spring axle through a number of different media. The manufacture of trailers will continue to be contracted out, although the company will supply certain critical suspension components. Development resources will be increased to ensure an adequate, low-cost supply of cast suspension components and to expand the range of axles available to trailer manufacturers. The Company will also continue to seek out and encourage trailer manufacturers to license the suspension design and incorporate it into their product offerings.

SUBSEQUENT EVENTS QUARTER ENDING JUNE 30, 2004

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

COMMON STOCK ISSUED

Of the total amount of issuable "penalty warrants" pursuant to the October 29, 2003 unit offering (as defined below) and calculated by the Company for a total of 1,823,254 penalty warrants, on April 2, 2004, the Company issued 1,691,323 penalty warrants to purchase shares of common stock at an exercise price of $0.18 per share, at any time prior to December 31, 2006. The warrants were issued pursuant to the term of that certain Registration Rights Agreement entered into by the Company and the offerees of the warrants in a private placement in October 2003. The Company failed to timely register certain securities and was, therefore, obligated to issue additional warrants as a "penalty." The offering of the additional warrants was made in reliance on the exemption from registration afforded by Rule 506 of Regulation D, promulgated pursuant to the Act.

In an offering (the "Unit Offering") that began on October 29, 2003, the Company entered into subscription agreements for the purchase of common stock and a warrant (together, a "Unit Purchase Agreement"), which was effected in four "tranches." Tranche 4 was effected on April 19, 2004 for 54 Units for proceeds of $35,000 cash and $19,000 of existing debt. Each Unit (a "Unit") consists of 10,526 shares of our common stock, and one warrant for the purchase of 10,526 shares of common stock at a purchase price of $0.18 per share, through December

31, 2006, upon which the warrant will expire. The offering of the Units was made in reliance on the exemptions from registration afforded by Rule 506 of Regulation D, Rule 903(b)(3) of Regulation S, promulgated pursuant to the Act.

On April 29, 2004, we offered and sold an aggregate of 50,000 shares of our common stock to one investor in exchange for marketing services to Dtomi by the investor. No commissions or fees were paid in connection with the offering. The offering was made pursuant to Rule 903(b)(3) of Regulation S of the Act.

On May 26, 2004, we offered and sold and aggregate of 227,776 shares of our common stock to 2 investors for a purchase price of $0.18 per share, for an aggregate purchase price of $50,000, in reliance upon Section 4(2) of the Act, and Rule 506 promulgated thereunder. We paid a finder fee of $5,000 and issued a warrant to purchase 5,000 shares of our common stock in connection with the offering.

On June 18, 2004, we offered and sold 90.25 Units to five investors at an offering price of $1,000 per Unit. The offering was made in reliance upon Rule 903(b)(3) of Regulation S promulgated pursuant to the Act.

On May 24, 2004, we issued 6,316 shares of common stock at a purchase price of $0.18 per share or an aggregate of $1,137, pursuant to the exercise of a warrant.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

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

3.2.1. Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

31.1.             CEO Certification Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

31.2.             CEO Certification Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

(b) No such reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Dtomi, Inc.
                                             (Name of Registrant)


Date:  August 16, 2004                 By:   /s/ John Haddock
                                             -------------------------------
                                             John Haddock
                                             Chief Executive Officer


                                  EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------

3.1.4. Articles of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.5. Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.6. Certificate of Amendment to Articles of Incorporation of the Company filed October 25, 2001 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on December 18, 2001).

3.2.2. Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

31.1.            CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002.

31.2.            CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002.