Form 10QSB/A
period 2004-06-30
DTOMI INC
filed 2004-09-07
CIK 1083721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO

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

                       FOR THE PERIOD ENDED JUNE 30, 2003

                                      INDEX

PART I - FINANCIAL INFORMATION................................................3
   ITEM 1.   Financial Statements.............................................3
                     BALANCE SHEETS...........................................3
                     STATEMENTS OF OPERATIONS.................................4
                     STATEMENTS OF CASH FLOWS.................................5
                     NOTES TO FINANCIAL STATEMENTS............................6
   ITEM 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................8
   ITEM 3.   Controls and Procedures..........................................11
PART II - OTHER INFORMATION...................................................11
   ITEM 1.   Legal Proceedings................................................11
   ITEM 2.   Changes in Securities and Use of Proceeds........................11
   ITEM 3.   Defaults Upon Senior Securities..................................11
   ITEM 4.   Submission of Matters to a Vote of Security Holders..............12
   ITEM 5.   Other Information................................................12
   ITEM 6.   Exhibits and Reports on Form 8-K.................................12

SIGNATURES....................................................................13



              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company uses words like "expects," "believes," "intends," "anticipates," "plans," "targets," "projects" or "estimates" in this Form 10-QSB. When used, these words and other, similar words and phrases or statements that an event, action or result "will," "may," "could," or "should" occur, be taken or be achieved identify "forward-looking" statements. Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties outlined under the section titled "Management's Discussion and Analysis" in Item 2. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                   Dtomi, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                  June 30, 2004
                                   (Unaudited)

                                     ASSETS

                                                                    As restated
                                                                      (Note 5)

CURRENT ASSETS

Cash                                                                $        --
                                                                    -----------
TOTAL CURRENT ASSETS                                                         --
                                                                    -----------

 PROPERTY AND EQUIPMENT, NET                                             27,589
                                                                    -----------

 DEFERRED CONSULTING EXPENSE                                            245,000

 TOTAL ASSETS                                                       $   272,589
                                                                    ===========

                     Liabilities & Stockholders' Deficiency

CURRENT LIABILITIES

Cash Overdraft                                                           12,089
Loans payable                                                           159,000
Accounts payable                                                         80,527
Accounts payable - related party                                        141,917
Accrued interest                                                         24,787
Due to affiliate                                                         14,289
Accrued license fees                                                     41,000
Accrued compensation                                                    693,999
Other accrued expenses                                                  402,958
                                                                    -----------
TOTAL CURRENT LIABILITIES                                             1,570,566
                                                                    -----------
 Stockholders' Deficiency

 Preferred stock, $0.001 par value, 25,000,000 shares authorized,
      none issued and outstanding                                            --
 Common stock, $0.001 par value, 100,000,000 shares authorized,
      (28,981,725 shares issued and outstanding)                         28,981
 Common stock issuable, at par value (7,706,637 shares)                   7,707
 Additional paid-in capital                                           8,259,668
 Acumulated deficit through March 31, 2003                           (5,702,783)
 Deficit accumulated during the development stage                    (3,026,991)
                                                                    -----------
                                                                       (433,418)

 Less subscriptions receivable                                          (47,500)
 Less deferred consulting fees                                         (817,059)
                                                                    -----------
 TOTAL STOCKHOLDERS' DEFICIENCY                                      (1,297,977)
                                                                    -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $   272,589
                                                                    ===========


                 See accompanying notes to financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                 FROM
                                                                                                             APRIL 1, 2003
                                                  FOR THE THREE MONTHS              FOR THE SIX MONTHS       (INCEPTION OF
                                                      ENDED JUNE 30                   ENDED JUNE 30           DEVELOPMENT
                                             ----------------------------    ----------------------------     STAGE) TO
                                                 2004            2003           2004             2003        JUNE 30, 2004
                                             As restated                     As restated                     As restated
                                               (Note 5)                        (Note 5)                        (Note 5)
                                             ------------    ------------    ------------    ------------    ------------

REVENUES                                     $         --    $         --    $         --    $         --    $         --

Cost of Revenues                                       --              --              --              --              --
                                             ------------    ------------    ------------    ------------    ------------

GROSS PROFIT                                           --              --              --              --              --
OPERATING EXPENSES
Compensation                                       75,087          26,107         128,431           3,160         966,789
Consulting                                        129,820         133,931         267,096         144,561         934,000
Depreciation                                        1,182           7,590           1,972          15,180          17,339
General and administrative                        235,361           5,813         291,414          10,942         447,101
License Fee                                            --              --              --              --          90,000
Professional fees                                 214,584          88,361         287,901         172,689         563,868
Rent                                                6,859          15,408          12,484          46,224          34,061
Impairment loss                                        --         392,559              --         392,559         392,559
Sales, marketing and advertising                      180           4,616           7,989           4,616          38,053
                                             ------------    ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                          663,073         674,385         997,287         789,931       3,483,770
                                             ------------    ------------    ------------    ------------    ------------
Loss from Operations                             (663,073)       (674,385)       (997,287)       (789,931)     (3,483,770)
                                             ------------    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)

Interest expense                                   (4,169)         (9,761)         (8,179)        (18,224)        (31,442)
Settlement loss                                   (13,660)        112,634          (8,674)        112,634         488,221
                                             ------------    ------------    ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE), NET                 (17,829)        102,873         (16,853)         94,410         456,779
                                             ------------    ------------    ------------    ------------    ------------
NET LOSS                                     $   (680,902)   $   (571,512)   $ (1,014,140)   $   (695,521)   $ (3,026,991)
                                             ============    ============    ============    ============    ============
Basic and Diluted Loss Per Common Share:     $      (0.02)   $      (0.15)   $      (0.03)   $      (0.30)   $      (0.14)
                                             ============    ============    ============    ============    ============
Weighted average common shares outstanding     35,252,842       3,723,200      34,455,792       2,354,592      22,398,488
                                             ============    ============    ============    ============    ============


                    See accompanying notes to financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   FROM
                                                                               APRIL 1, 2003
                                                                               (INCEPTION OF
                                                 SIX MONTHS      SIX MONTHS    DEVELOPMENT
                                                    ENDED          ENDED        STAGE) TO
                                                   JUNE 30,       JUNE 30,       JUNE 30,
                                                    2004            2003           2004
                                                 -----------    -----------    -----------
                                                 As Restated                   As Restated
                                                   (Note 5)                      (Note 5)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                         $(1,014,140)   $  (695,921)   $(3,026,991)
Adjustments to reconcile net loss to net cash
     used in operating activities
Stock based expenses for services                         --        110,460        296,748
Gain on debt settlement                                   --        (78,080)      (130,495)
Loss on debt settlement                               13,660             --         39,819
Depreciation                                           1,972         15,180         17,339
Settlement gain on patent                                 --             --       (392,559)
Impairment loss on patent                                 --        392,559        392,559
Deferred consulting amortization                     207,263         82,446        669,152
Penalty expense                                      172,556             --        172,556
CHANGES IN OPERATING ASSETS AND LIABILITIES:
(Increase) decrease in:

Deferred consulting                                   30,000             --         55,000
Increase (decrease) in:
Cash Overdraft                                        12,089             --         12,089
Accounts payable                                     (32,907)       104,018        (58,799)
Accounts payable, related party                      130,183             --       (130,280)
Accrued compensation                                   6,592          7,200        638,693
Accrued interest and expenses                         94,887        (16,330)       134,400
Due to affiliate                                       5,513             --         61,437
Liabilities assumed                                       --        (19,000)            --
Accrued license fees                                  21,000             --         41,000
                                                 -----------    -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES               (351,332)       (97,468)    (1,208,332)
                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment                   (24,133)            --        (29,748)
                                                 -----------    -----------    -----------
NET USED IN INVESTING ACTIVITIES                     (24,133)            --        (29,748)
                                                 -----------    -----------    -----------

Cash Flows from Financing Activities

Proceeds from affiliate loans                             --         15,408        (15,408)
Proceeds from convertible debentures                      --         37,000         37,000
Proceeds from sale of common stock, net              136,015         30,000      1,215,022
Proceeds from exercise of warrants and options         1,137         10,000          1,137
                                                 -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES            137,152         92,408      1,237,751
                                                 -----------    -----------    -----------

Net Increase (Decrease) in Cash                  $  (238,313)   $    (5,060)   $      (329)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       238,313          6,269            329
                                                 -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR         $        --    $     1,209    $        --
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

NOTE 1:  BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 2:  PROPERTY AND EQUIPMENT


In February, 2004, the Company purchased a 2000 Ford F-250 Pickup Truck for $19,000 cash to be depreciated over 7 years.

In March, 2004, the Company purchased a computer for $2,050 cash to be depreciated over 3 years.

In May, 2004, the Company purchased a tower and trailing arm for its development trailer for $3,080 cash to be depreciated over 5 years.

NOTE 3:  RELATED PARTY

At June 30, 2004, $140,774 of Accounts Payable Related Party is due to a law firm whose principal is a director of the Company.

NOTE 4:  STOCKHOLDERS' DEFICIENCY

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

During the quarter ended June 30, 2004, the company authorized 199,994 common shares and issued 178,942 common shares with 21,052 issuable at June 30, 2004, and a warrant to purchase 200,415 common shares at an exercise price of $0.18 per share to settle a $17,000 convertible debenture and $2,000 accrued interest. A settlement loss of $13,660 was recognized.

During the quarter ended June 30, 2004, the Company authorized and issued 368,410 common shares at $0.095 per share, or $35,000, and a warrant to purchase 381,041 common shares at an exercise price of $0.18 per share pursuant to the Unit offering.

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

NOTE 5:  GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss for the three months ended June 30, 2004 of $680,902, a stockholders' deficiency of $1,297,977 and a deficit accumulated during the development stage of $3,026,991 at June 30, 2004; cash used in operations for the three months ended June 30, 2004 of $361,406, a working capital deficit of $1,570,566 at June 30, 2004, and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues.

NOTE 5:  RESTATEMENT

Subsequent to the issuance of the financial statement of the Company for the three and six months ended June 30, 2004, management determined that invoices totaling $140,774 from a law firm, whose principal is a director of the Company, were not recorded. The effect of the restatement is to increase legal expense and increase net loss for the three and six months ended June 30, 2004 by $140,774 and increase accounts payable, related party by $140,774 at June 30, 2004. In addition, $8,690 was reclassified from accounts payable related party to accounts payable.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

OVERVIEW

Dtomi is a Florida-based, publicly traded company that has an exclusive license to the Air Spring AxleTM system, an innovative, patented suspension system for small and medium sized trailers (under 26,000lb GVWR) that allows the rear of the trailer to be lowered to ground level.

We remain a development stage company and have not generated any revenue from customers to date. We have no material agreements, arrangements or understandings with any customers. We pan to generate revenues through the sale of our Air Spring AxleTM device.

Dtomi has made visits to approximately 15 of the large and medium sized trailer manufacturers in the US with the goal of having them license the Air Spring AxleTM. We do not have nay agreements with such manufacturers. Dtomi intends to focus on medium sized manufacturers who are looking to offer the market a differentiated product, and also have the resources to capitalize on the attractiveness of the Air Spring AxleTM.

Intended marketing initiatives include:

o Participation in key associations including the American Rental Association and the National Association of Trailer Manufacturers. o A comprehensive website
o Publicity with specialty magazines o Direct sales and marketing efforts at key, and o Demonstrations at specialty market shows catering to a broad range of other segments, including horses and automobiles

GOING CONCERN

Our independent auditors have added an explanatory paragraph in connection with the December 31, 2003 financial statements, which states that our Company is in the development stage and has incurred a net losses of $2,137,260 and $1,579,752 in the years ended December 31, 2003 and 2002, respectively. Our current liabilities exceed our current assets. These conditions give rise to substantial doubt about Dtomi's ability to continue as a going concern. Dtomi's ability to fully commence its operation and generate revenues or its ability to obtain additional funding will determine its ability to continue as a going concern. Our financial statements do not include any adjustments that might result form the outcome of this uncertainty.

RESULTS OF OPERATIONS

Dtomi had no recorded revenues or cost of revenues for the quarter ending June 30, 2004, no change from the quarter ending June 30, 2003.

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

A settlement loss of $13,660 was recognized in the quarter ending June 30, 2004 as the effect of settling a portion of Dtomi's debts. In the quarter ending June 30, 2003 there was a settlement gain of $112,634 as the effect of debt settlements.

Compensation expense for the quarter ending June 30, 2004 was $75,087, compared to $26,107 for the quarter ending June 30, 2003, an increase of 188%. Compensation expense for the current period consist of salaries paid to Dtomi's officers.

Professional fees decreased to $214,584 for the quarter ending June 30, 2004, a decrease of 143% over such costs for the quarter ending June 30, 2003 at $88,361. These professional fees consist primarily of legal and accounting fees that were incurred as a result of fund raising efforts, audit requirements, interim filings, and drafting securities regulatory documentation.

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

The net loss for the quarter ending June 30, 2004 is $680,902 (net loss per share of $0.02) compared to the quarter ending June 30, 2003, $571,512 (net loss per share of $.15).

LIQUIDITY AND CAPITAL RESOURCES

Dtomi does not currently have an adequate source of reliable, long-term revenue to fund operations. As a result, Dtomi is reliant on outside sources of capital funding. There can be no assurances that Dtomi will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there are no assurances that Dtomi will be able to secure adequate sources of new capital funding, whether it is in the form of share capital, debt, or other financing sources.

Dtomi has no cash and cash equivalents, total current liabilities of $1,429,792 and total assets of $272,589 at June 30, 2004. Dtomi continues to incur costs, but has not secured adequate new revenue to cover the costs. We have no short-term sources of liquidity.

TRANSACTIONS WITH RELATED PARTIES

As described in Security Ownership of Certain Beneficial Owners and Management section of this registration statement, Dtomi has issued shares of common stock to all 4 directors and/or officers of Dtomi. John Haddock is he beneficial owner of 2,105,200, shares of common stock issued by Dtomi to Mr. Haddock in connection with his services to Dtomi. David Otto is the beneficial owner of 500,000 shares of common stock issued by Dtomi to Mr. Otto in connection with his services as Chairman and Secretary to Dtomi. John Simpson is the beneficial owner of approximately 8,066,808 shares of common stock issued or issuable by Dtomi to Mr. Simpson in connection with his of the Air Spring Axle technology to Dtomi. All issuances are in connection with services provided to Dtomi by each director and/or officer. Dtomi believes such arrangement to be fair primarily because it believed that a viable business could be developed using he Air Spring Axle technology and Dtomi did not have cash to acquire the Air Spring Axle technology from Mr. Simpson.

On July 16, 2004, John Haddock loaned Dtomi $15,000 cash. As a condition of the loan, Dtomi signed a promissory note to Mr. Haddock for a principal amount of $15,000, due on August 18, 2004, with interest at 8% per annum and granted a security interest on a truck of Dtomi's. The truck's fair market value is estimated to be approximately $18,000 Dtomi is in default on the loan from Mr. Haddock, and Mr. Haddock has not foreclosed on his loan or taken possession of the truck. Dtomi believes that arrangement with OLG to be fair because Dtomi otherwise would not have the ability to obtain cash loan for such $15,000.

Dtomi has an engagement agreement with the law firm, The Otto Law Group, PLLC ("OLG"), David Otto, Chairman and Secretary holds all equity securities of OLG. Dtomi believes that arrangement with OLG to be fair because Dtomi cannot pay cash to OLG, while OLG has agreed to provide legal services until such time a Dtomi can compensate OLG for its services.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

Dtomi currently operates thorough the willingness of its directors, officers, consultants and professional advisors willingness to continue working on behalf of Dtomi for no cash compensation, though Dtomi has obligation to pay such cash compensation. Dtomi has no cash and will only be able to satisfy its cash requirements through raising additional funds in the next 12 months.

Subject to the ongoing availability of adequate financing, Dtomi will continue to focus on quickly bringing its innovative suspension product to market. A 10,000lb GVWR tandem (dual) axle utility trailer has been developed and will go into production towards the end of the third quarter. This trailer will initially be focused on the contractor equipment and contractor equipment rental markets where the Air Spring Axle's ease of loading provides clear commercial benefits. A motorcycle trailer is also under development. In support of these efforts, marketing and sales initiatives will be increased in an effort to quickly gain market acceptance and orders. These initiatives include building demonstration trailers and actively promoting the Air Spring axle through a number of different media. The manufacture of trailers will continue to be contracted out, although Dtomi will supply certain critical suspension components. Development resources will be increased to ensure an adequate, low-cost supply of cast suspension components and to expand the range of axles available to trailer manufacturers. Dtomi will also continue to seek out and encourage trailer manufacturers to license the suspension design and incorporate it into their product offerings.

The material event required to begin to generate revenues is to have an agreement with a trailer manufacturer to supply the Air Spring AxleTM system. Additionally, revenue will be generated through the sale of completed trailers, equipped with the Air Spring AxleTM, sold to rental fleets and through the licensing of the axle design to trailer manufacturers.

Dtomi has made visits to approximately 15 of the large and medium sized trailer manufacturers in the US with the goal of having them license the Air Spring AxleTM. We do not have nay agreements with such manufacturers. Dtomi intends to focus on medium sized manufacturers who are looking to offer the market a differentiated product, and also have the resources to capitalize on the attractiveness of the Air Spring AxleTM.

Intended marketing initiatives include:

o Participation in key associations including the American Rental Association and the National Association of Trailer Manufacturers.
o    A comprehensive website
o    Publicity with specialty  magazines
o    Direct sales and marketing efforts at key, and
o Demonstrations at specialty market shows catering to a broad range of other segments, including horses and automobiles

The  foregoing  events  and  market  initiatives  would  require   approximately
$1,000,000 and would take place during the course of the 12 months following such funds being available to Dtomi.

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

                                                                             11

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

                                                 DTOMI, INC.
                                                 (Name of Registrant)

Date:  September 1, 2004                         By:   /s/ John Haddock
                                                   -----------------------------
                                                   John Haddock
                                                   Chief Executive Officer


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