Form 10QSB
period 2004-09-30
DTOMI INC
filed 2004-11-16
CIK 1083721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2004

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



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of September 30, 2004 there were 35,204,133 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):
[_] Yes [X] No

                                   DTOMI, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2004

                                      INDEX



PART I - FINANCIAL INFORMATION.................................................1
   ITEM 1.  Financial Statements...............................................1
            BALANCE SHEETS.....................................................1
            STATEMENTS OF OPERATIONS...........................................2
            STATEMENTS OF CASH FLOWS...........................................3
            NOTES TO FINANCIAL STATEMENTS......................................5
   ITEM 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................12
   ITEM 3.  Controls and Procedures...........................................14

PART II - OTHER INFORMATION...................................................14
   ITEM 1.  Legal Proceedings.................................................14
   ITEM 2.  Changes in Securities and Use of Proceeds.........................14
   ITEM 3.  Defaults Upon Senior Securities...................................15
   ITEM 4.  Submission of Matters to a Vote of Security Holders...............15
   ITEM 5.  Other Information.................................................15
   ITEM 6.  Exhibits and Reports on Form 8-K..................................15

SIGNATURES....................................................................17




              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-QSB release contains "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, the company's ability to, (i) manufacture the Air Spring Axle(TM);
(ii) distribute the Air Spring Axle(TM); (iii) enforce the Air Spring Axle(TM) license; (iv) secure capital; and (v) achieve and manage growth. Additional factors that will impact the company's success include the company's ability to attract and retain qualified personnel; the company's ability to develop new services; and other factors discussed in Dtomi's filings with the Securities and Exchange Commission.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                  DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
Cash                                                                  $    10,472
                                                                      -----------
TOTAL CURRENT ASSETS                                                       10,472
                                                                      -----------

 PROPERTY AND EQUIPMENT, NET                                               26,407
                                                                      -----------

 DEFERRED CONSULTING EXPENSE                                              230,000

 TOTAL ASSETS                                                         $   266,879
                                                                      ===========

                     LIABILITIES & STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Loan payable - officer                                                $    15,000
Loan payable                                                              159,000
Accounts payable                                                          104,123
Accounts payable - related party                                          206,118
Accrued interest                                                           29,752
Due to affiliate                                                           14,289
Convertible debenture                                                      78,524
Accrued license fees                                                       65,000
Accrued compensation                                                      750,007
Other accrued expenses                                                    417,223
                                                                      -----------
TOTAL CURRENT LIABILITIES                                               1,839,036
                                                                      -----------

Commitments and Contingencies (Note 5)
 Stockholders' Deficiency
 Preferred stock, $0.001 par value, 25,000,000 shares authorized,
      none issued and outstanding                                              --
 Common stock, $0.001 par value, 100,000,000 shares authorized,
      (35,204,133 shares issued and outstanding)                           35,204
 Common stock issuable, at par value (10,108,639 shares)                   10,109
 Additional paid-in capital                                             9,064,847
 Accumulated deficit through March 31, 2003                            (5,702,783)
 Deficit accumulated during the development stage                      (3,820,377)
                                                                      -----------
                                                                         (413,000)

 Less subscriptions receivable                                            (47,500)
 Less deferred consulting fees                                         (1,094,240)
 Less deferred compensation                                               (17,417)
                                                                      -----------

 TOTAL STOCKHOLDERS' DEFICIENCY                                        (1,572,157)
                                                                      -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $   266,879
                                                                      ===========

            See accompanying notes to unaudited financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                 FROM
                                                                                                            APRIL 1, 2003
                                            FOR THE THREE MONTHS                 FOR THE NINE MONTHS        (INCEPTION OF
                                             ENDED SEPTEMBER 30                  ENDED SEPTEMBER 30      DEVELOPMENT STAGE) TO
                                          2004               2003             2004               2003      SEPTEMBER 30, 2004
                                      ------------      ------------      ------------      ------------   ------------------
REVENUES                              $         --      $         --      $         --      $         --      $         --

Cost of Revenues                                --                --                --                --                --
                                      ------------      ------------      ------------      ------------      ------------

GROSS PROFIT                                    --                --                --                --                --
OPERATING EXPENSES
Compensation                                47,361           244,851           175,792           248,011         1,014,150
Consulting                                 245,284           224,605           512,380           369,166         1,179,284
Depreciation                                 1,182             7,590             3,154            22,770            18,521
General and administrative                  21,975            46,082           253,389            57,424           409,076
License Fee                                 30,000            60,000            90,000            60,000           180,000
Professional fees                          227,958           149,752           515,859           322,441           791,826
Rent                                         4,710                --            17,194            46,224            38,771
Impairment loss                                 --                --                --           392,559           392,559
Sales, marketing and advertising               722                --             8,711             4,616            38,775
                                      ------------      ------------      ------------      ------------      ------------
TOTAL OPERATING EXPENSES                   579,192           732,880         1,576,479         1,523,211         4,062,962
                                      ------------      ------------      ------------      ------------      ------------
Loss from Operations                      (579,192)         (732,880)       (1,576,479)       (1,523,211)       (4,062,962)
                                      ------------      ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)

Interest expense                            (4,965)           (7,427)          (13,144)          (25,651)          (36,407)
Settlement gain (loss), net               (209,229)          392,559          (217,903)          505,193           278,992
                                      ------------      ------------      ------------      ------------      ------------

TOTAL OTHER INCOME (EXPENSE), NET         (214,194)          385,132          (231,047)          479,542           242,585
                                      ------------      ------------      ------------      ------------      ------------

NET LOSS                              $   (793,386)     $   (347,748)     $ (1,807,526)     $ (1,043,669)     $ (3,820,377)
                                      ============      ============      ============      ============      ============

Basic and Diluted Loss
  Per Common Share:                   $      (0.02)     $      (0.05)     $      (0.05)     $      (0.19)     $      (0.15)
                                      ============      ============      ============      ============      ============
Weighted average common
  shares outstanding                    38,177,696         7,547,374        35,705,482         5,379,225        25,047,552
                                      ============      ============      ============      ============      ============

            See accompanying notes to unaudited financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                         FROM
                                                                                                                    APRIL 1, 2003
                                                                                                                      (INCEPTION
                                                                            NINE MONTHS         NINE MONTHS        OF DEVELOPMENT
                                                                                 ENDED            ENDED               STAGE) TO
                                                                          SEPTEMBER 30, 2004  SEPTEMBER 30, 2003  SEPTEMBER 30, 2004
                                                                          ------------------  ------------------  ------------------
Cash Flows from Operating Activities:
Net Loss                                                                      $(1,807,526)        $(1,043,669)       $(3,820,377)
Adjustments to reconcile net loss to net cash
     used in operating activities
Stock based expenses for services                                                 172,900             226,951            469,648
Gain on debt settlement                                                                --                  --           (130,495)
Loss on debt settlement                                                            13,660            (112,634)            39,819
Loss on settlement                                                                209,229                  --            209,229
Depreciation                                                                        3,154              22,770             18,521
Settlement gain on patent                                                              --            (392,559)          (392,559)
Impairment loss on patent                                                              --             392,559            392,559
Deferred consulting amortization                                                  348,271             283,400            810,160
Deferred compensation amortization                                                  1,583                  --              1,583
Penalty expense                                                                   172,556                  --            172,556
CHANGES IN OPERATING ASSETS AND LIABILITIES:
(Increase) decrease in:
Deferred consulting                                                                45,000                  --             70,000
Increase (decrease) in:
Accounts payable                                                                   (9,311)            110,067            (35,203)
Accounts payable, related party                                                   194,384              45,725            (66,079)
Accrued compensation                                                               62,600             147,051            694,701
Accrued interest and expenses                                                     114,116              25,652            153,629
Due to affiliate                                                                       --              47,148             55,924
Accrued license fees                                                               45,000              10,000             65,000
                                                                              -----------         -----------        -----------
NET CASH USED IN OPERATING ACTIVITIES                                            (434,384)           (237,539)        (1,291,384)
                                                                              -----------         -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment                                                (24,133)                 --            (29,748)
                                                                              -----------         -----------        -----------
NET USED IN INVESTING ACTIVITIES                                                  (24,133)                 --            (29,748)
                                                                              -----------         -----------        -----------

Cash Flows from Financing Activities

Proceeds from affiliate loans                                                         - #                  --            (15,408)
Proceeds from short term borrowing                                                 15,000              15,000
Proceeds from convertible debentures                                               78,524              37,000            115,524
Proceeds from sale of common stock, net                                           136,015             790,407          1,215,022
Proceeds from exercise of warrants and options                                      1,137                  --              1,137
                                                                              -----------         -----------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         230,676             827,407          1,331,275
                                                                              -----------         -----------        -----------

Net Increase (Decrease) in Cash                                               $  (227,841)        $   589,868        $    10,143
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  238,313               6,269                329
                                                                              -----------         -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $    10,472         $   596,137        $    10,472
                                                                              ===========         ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:

   Interest                                                                   $        --         $        --        $        --
   Income Taxes                                                               $        --         $        --        $        --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of $294,530 of debt and $44,616 of accrued interest-with stock              --                                339,146

Loan payable was converted to a convertible debenture                                  --                  --             15,000

Shares issuable reported as deferred consulting                                    53,823                  --            164,494


            See accompanying notes to unaudited financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)

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

Activities during the development stage include development of the business plan, fundraising activities, development of prototypes and demonstration products, creation of marketing materials and website, presentation of the product to trailer manufacturers and other prospects, development of engineering documentation, development of customer support functions and implementation of other elements of the business plan

NOTE 2 PROPERTY AND EQUIPMENT
-----------------------------

In February, 2004, the Company purchased a 2000 Ford F-250 Pickup Truck for $19,000 cash to be depreciated over 7 years. The vehicle is collateral to a loan payable to an officer for $15,000. At September 30, 2004 the loan was in default. (See Note 4)

In March, 2004, the Company purchased a computer for $2,050 cash to be depreciated over 3 years.

In May, 2004, the Company purchased a tower and trailing arm for its development trailer for $3,080 cash to be depreciated over 5 years.

NOTE 3 RELATED PARTY
--------------------

At September 30, 2004, $206,118 of Accounts Payable Related Party is due to a law firm whose principal is a director of the Company.

NOTE 4 LOAN PAYABLE - Officer
-----------------------------

Loan payable to an officer for $15,000 for one month, due on August 16, 2004 bearing annual interest of 8%, secured by Company's vehicle. (See Note 2) At September 30, 2004 the loan was in default.

NOTE 5  CONVERTIBLE DEBENTURES
------------------------------

In September 2004, the Company issued three 10% six - month convertible debentures to three individuals for a total of $78,524. The debentures are convertible into common shares at the average closing stock price for the three days prior to the receipt of funds resulting in 660,673 shares issuable upon conversion. The company evaluated the convertible debentures for beneficial conversion features and determined that it was not material

NOTE 6  COMMITMENTS AND CONTIGENCIES
-------------------------------------

As of December 31, 2003 and September 30, 2004 certain claims were being made against the Licensor relating to a third party alleged interest in the patents being licensed to the Company. The Company is negotiating with the third party to resolve such claims, however, there remains a risk that the third party can influence the patents rights currently licensed to the Company, which could significantly affect the Company's business since the business plan of the Company is solely dependent upon the patent license. (See Note 9)

NOTE 7 STOCKHOLDERS' DEFICIENCY
-------------------------------

COMMON STOCK

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

During the quarter ended June 30, 2004, the Company entered into settlement agreements to resolve monies owed to the Company for 950,000 shares issued before payment was received and to resolve finder fees and expenses owed by the Company related to various stock issuances. According to the terms of the agreements, $31,250 owed to the Company in subscriptions receivable is cancelled by $31,250 owed by the Company in finders fees and expenses. The Company is obligated to issue warrants to purchase 85,614 common shares at a purchase price of $0.001 per share at any time 60 days from the date of issuance of such warrants. The company received $49,000 cash leaving a subscription receivable of $10,000 at September 30, 2004.

In August 2004, the Company authorized and issued 200,000 common shares under a 6-month employment agreement. The shares were valued at $0.095 per share, or $19,000 based on recent cash sales. This amount is recognized over the term of the consulting agreement, with $1,583 recognized as compensation expense and $17,417 recognized as deferred compensation at September 30, 2004.

On July 20, 2004, the Company authorized and issued 2,500,000 common shares under a one-year consulting agreement. The shares were valued at $0.095 per share, or $237,500 based on recent cash sales. This amount is recognized over the term of the consulting agreement, with $39,583 recognized as a consulting expense and $197,917 recognized as a component of deferred consulting fees at September 30, 2004.

During the quarter ended September 30, 2004, the company authorized and issued 2,202,408 common shares as a settlement and 320,000 common shares for services previously rendered. The shares were valued at $0.095 per share, or an aggregate value of $239,629 based on recent cash sales. The Company recognized $209,229 as settlement expense and $30,400 as consulting expense.

During the quarter ended September 30, 2004, the company authorized the issuance of 1,500,000 common shares to a related party, and issued 1,000,000 common shares with 500,000 common shares issuable at September 30, 2004 in a transaction that provides for the proceeds of the sales of the shares issued to be credited against a liability owed for legal services performed on behalf of the company by the related party. The shares were valued at $0.095 per share, or $142,500 based on recent cash sales. This amount is recognized as a legal expense at September 30, 2004. The company will credit the proceeds as reported by the related party to the liabilities. (See Note 3)

During the quarter ended September 30, 2004, the Company became obligated to issue 1,902,002 common shares pursuant to the anti-dilution terms of a Consulting Agreement. The shares were valued at $0.095 per share based on the recent offering to be recognized over the remaining term.

WARRANTS AND OPTIONS

There were warrants to purchase 15,800,238 common shares at $0.18 per share and warrants to purchase 85,614 common shares at $0.001 per share outstanding at September 30, 2004.

There were options to purchase 3,339,130 common shares at a weighted average exercise price of $0.16 per share at September 30, 2004.

NOTE 8 GOING CONCERN
--------------------

As reflected in the accompanying financial statements, the Company has a net loss for the three months ended September 30, 2004 of $789,386, a stockholders' deficiency of $1,568,157 and a deficit accumulated during the development stage of $3,816,377 at September 30, 2004; cash used in operations for the nine months ended September 30, 2004 of $795,999, a working capital deficit of $1,824,564 at September 30, 2004, and is a development stage company with no revenues. In addition, the Company is in default on a $15,000 loan payable to an officer (see
Note 4). The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues.

NOTE 9 CONCENTRATION OF PATENT LICENSE
---------------------------------------

The Company licenses its technology under a patent license with a principal stockholder/consultant ("Licensor") The principal stockholder became a principal stockholder by virtue of the 22% anti-dilution clause of the consulting agreement. As of December 31, 2004, certain claims are being made against the licensor regarding a third party interest in the patents. There remains a risk that the third party can influence the patents rights currently licensed to the Company which could significantly affect the Company's business since the business plan of the Company is solely dependent upon the patent license. (See Notes 6 and 7)

NOTE 10 SUBSEQUENT EVENTS
------------------------

During October 2004, the Company executed a six month consulting agreement and granted 1,000,000 common shares as per the terms of that agreement. The shares were valued at $0.095 per share, or $95,000. This amount is recognized over the term of the consulting agreement.

During October 2004, the company issued a 10%, six month convertible debenture to one individual for a total proceeds of $6,388. The debenture is convertible into common shares at the average closing stock for the three days prior to the receipt of funds resulting in 95,823 shares issuable upon conversion. The company evaluated the convertible debentures for beneficial conversion features and determined that it was not material

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

Dtomi had no recorded revenues or cost of revenues for the quarter ending September 30, 2004, no change from the quarter ending September 30, 2003.

Sales and marketing expenses increased to $722 for the quarter ending September 30, 2004, as compared to no marketing expenses for the quarter ending September 30, 2003.

General and administrative expenses decreased to $21,975 for the quarter ending September 30, 2004, a decrease of 52% over expenses of $46,082 for the quarter ending September 30, 2003. General and administrative expenses in this third quarter of 2004 consist primarily of travel and entertainment of $13,613, stock transfer agent and filing fees of $2,454 and other general corporate and office expenses. Travel and entertainment reflects trade show visits and demonstration road trips, which were designed to introduce the Air Spring AxleTM to potential customers and gather market feedback.

License fees were $30,000 for the quarter ended September 30, 2004 versus $60,000 in the comparable quarter of 2003. In 2003 the fees included a one time license inception fee of $50,000 and one month of fees at $10,000 per month compared to three months of fees in 2004.

Interest expense was $4,965 for the quarter ending September 30, 2004, compared to $7,427 for the quarter ending September 30, 2003. This interest expense consists of interest on various loans and convertible debentures. The loans balance during this third quarter of 2004 was lower due to various settlements, decreasing the interest expense.

Compensation expense for the quarter ending September 30, 2004 was $47,361, compared to $244,851 for the quarter ending September 30, 2003, a decrease of 81%. Compensation expense for the current period consist of salaries paid to Dtomi officers.

Professional fees increased to $227,958 for the quarter ending September 30, 2004, an increase of 52% over such costs for the quarter ending September 30, 2003 at $149,752. These professional fees consist primarily of legal and accounting fees that were incurred as a result of fund raising efforts, audit requirements, interim filings, and drafting securities regulatory documentation.

Consulting fees expense for the quarter ending September 30, 2004 was $245,284, an increase of 9% over expenses of $224,605 for the quarter ending September 30, 2003. These consulting fees in this third quarter of 2004 primarily relate to amortization of deferred consulting fees from various stock based consulting agreements.

Depreciation expense for the quarter ending September 30, 2004 was $1,182, compared to $7,590 for the quarter ending September 30, 2003.

The net loss for the quarter ending September 30, 2004 is $789,386 (net loss per share of $0.02) compared to the quarter ending September 30, 2003, $347,748 (net loss per share of $.05).

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

Dtomi has no cash and cash equivalents, total current liabilities of $1,839,036 and total assets of $266,879 at September 30, 2004. Dtomi continues to incur costs, but has not secured adequate new revenue to cover the costs.


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

Subject to the ongoing availability of adequate financing, Dtomi will continue to focus on quickly bringing its innovative suspension product to market. A 10,000lb GVWR tandem (dual) axle utility trailer has been developed and is planned go into production in the first quarter of 2005. This trailer will initially be focused on the contractor equipment and contractor equipment rental markets where the Air Spring Axle's ease of loading provides clear commercial benefits. Approximately $200,000 is required to bring the dual axle utility trailer into production. The material risk associate with attempting to bring the trailer into production is that Dtomi may not be able to raise sufficient funds to accomplish such task. An additional risk is that even if the trailer is successfully in production, we may not sell a sufficient number of trailers to become profitable.

A motorcycle trailer is also under development, and we hope to have such trailer in production in the fourth quarter of 2005. Approximately $100,000 is required to bring the motorcycle trailer into production. The material risk associated with attempting to bring the motorcycle trailer into production is that Dtomi may not be able to raise sufficient funds to accomplish such task. An additional risk is that even if the motorcycle trailer is successfully in production, we may not sell a sufficient number of trailers to become profitable.

In support of these efforts, marketing and sales initiatives will be increased in an effort to quickly gain market acceptance and orders. These initiatives include building demonstration trailers and actively promoting the Air Spring axle through a number of different media. We have spent approximately $30,000 on the production of a promotional video, have distributed, and plan to continue distributing the promotional video to potential purchasers of the Air Spring AxleTM and trailers using the Air Spring AxleTM.

The manufacture of trailers is planned to be contracted out, although Dtomi will supply certain critical suspension components. Development resources will be increased to ensure an adequate, low-cost supply of cast suspension components and to expand the range of axles available to trailer manufacturers. Dtomi will also continue to seek out and encourage trailer manufacturers to license the suspension design and incorporate it into their product offerings. A material risk with respect to cast suspension components is that, for unforeseen reasons, suppliers of cast suspension parts may not supply parts to Dtomi. Additionally, Dtomi may not be able to supply certain critical suspension components for the manufacture of trailers if Dtomi is not able to raise funds to manufacture suspension components. We anticipate the cost of developing an initial inventory of low cost suspension components for the manufacture of approximately 25 trailers to be approximately $200,000. We anticipate having an initial inventory of suspension components by the end of the third quarter of 2005. The material event required to begin to generate revenues is to have an agreement with a trailer manufacturer to supply the Air Spring AxleTM system. We do not have any binding agreements with any trailer manufacturer, but expect to enter into a final agreement before the end of 2004.

Revenue is anticipated to be generated through the sale of completed trailers, equipped with the Air Spring AxleTM, sold to rental fleets and through the licensing of the axle design to trailer manufacturers. Subject to available financing, we expect to have models for sale during the first quarter of 2005. The overall manufacturing schedule is subject to the availability of cast suspension components, which have a lead-time of approximately 10 to 12 weeks. Other components are available from suppliers' stocks. Manufacture of the trailer frames are intended be done in parallel with the procurement of the castings. Lead-time for final assembly is anticipated to be approximately 2 to 4 weeks.

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

      o     A comprehensive website

      o     Publicity with specialty magazines

      o     Direct sales and marketing efforts to key market segments, and

      o Demonstrations at specialty market shows catering to a broad range of other segments, including horses and automobiles

The market initiatives would require approximately $500,000 and would take place during the course of the 12 months following such funds being available to Dtomi. If Dtomi is unsuccessful in obtaining the funds required for the next 12 months, it will be forced to partner with another company, scale back intended operations or shut down its operations.

SUBSEQUENT EVENTS TO QUARTER ENDING SEPTEMBER 30, 2004

None.

ITEM 3.  CONTROLS AND PROCEDURES.

Within 90 days prior to the filing of this report, Dtomi carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer, of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Dtomi's Chief Executive Officer concluded that the Dtomi's disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information the Dtomi is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Dtomi's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of this evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Dtomi is not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

In September 2004, and October Dtomi offered and sold four convertible promissory notes (each, a "Note") in offshore offerings in reliance upon Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act of 1933, as amended, for aggregate proceeds of $84,912.

Interest on the unpaid principal balance of each shall accrue at the rate of ten percent (10%) per annum compounded annually commencing on the date of the sale of such note, and shall be payable in a single installment at maturity as set forth below. All interest on each Note shall be computed daily on the basis of the actual number of days elapsed over a year assumed to consist of three hundred sixty-five (365) days.

If not automatically converted at an earlier date as provided below, (i) the entire unpaid balance of principal and all accrued and unpaid interest shall be due and payable six (6) months following the date of the sale of the Note (the "Maturity Date"), or (ii) the holder of a Note ("Holder"), at its election, may:

(1) convert the Note on or prior to the Maturity Date into the number of shares of common stock of the Company (the "Common Stock") obtained by dividing (a) the outstanding principal balance of, and all accrued and unpaid interest on, the Note as of the date that is fifteen (15) days from the date written notice is given by Holder to Dtomi of Holder's election to convert the Note, by (b) the average closing price per share of common stock of the Company, as reported by the Over-the-Counter Bulletin Board or such other interdealer quotation service or exchange on which such shares are primarily traded (as adjusted for any stock split, combination, consolidation or stock distributions or stock dividends or recapitalizations or the like) (the "Conversion Price Per Share") for the three days prior to payment of consideration for the Note; or

(2) extend the Maturity Date to twelve (12) months following the date of the sale of the Note (the "Extended Maturity Period"), during which Extended Maturity Period unpaid principal balance of the Note shall accrue at the rate of ten percent (10%) per annum compounded annually commencing on the date hereof, and shall be payable in a single installment twelve (12) months following the date hereof, unless Holder elects to convert the entire unpaid balance of principal and all accrued and unpaid interest at an earlier date at the Conversion Price Per Share.

The first Note was purchased for consideration of $6,121 and is convertible at $.09 per share into 68,011 shares of common stock. The second Note was purchased for consideration of $11,698 and is convertible at $.1166 per share into 100,326 shares of common stock. The third Note was purchased for consideration of $60,705 and is convertible at $.12331 per share into 492,336 shares of common stock. The fourth Note was purchased for consideration of $6,388 and is convertible at $.06667 per share into 95,823 shares of common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

On October 25, 2004, John "JT" Thatch resigned as a director of Dtomi. John Haddock, John Simpson and David Otto (Chairman) remain as Dtomi's directors. Mr. Thatch is not an officer of Dtomi.

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

                                   Dtomi, Inc.
                              (Name of Registrant)


Date:  November 15, 2004             By:   /s/ John Haddock
                                           -------------------------------
                                           John Haddock
                                           Chief Executive Officer

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