Form 10KSB
period 2004-12-31
DTOMI INC
filed 2005-05-19
CIK 1083721

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

|X| Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2004

                  or

|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

                                   0000-27277
                              (Commission File No.)
                                   DTOMI, INC.
                 (Name of Small Business Issuer in Its Charter)


                     NEVADA                                       98-0207554
 (State or other jurisdiction of incorporation                 (I.R.S. Employer
                or organization                              Identification No.)

            900 Fourth Ave., Suite 3140                             98164
              Seattle, Washington                                (Zip Code)
    (Address of principal executive offices)

         Issuer's Telephone Number, including area code: (954) 673-0333
                    Securities registered under Section 12(b)
                     of the Securities Exchange Act of 1934:

                                      NONE

                    Securities registered under Section 12(g)
                     of the Securities Exchange Act of 1934:

                           COMMON STOCK, NO PAR VALUE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|_|

Issuer's revenues for its most recent fiscal year were: Zero.

As of April 13, 2005, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was recently sold was $1,103,651.28

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act: Yes |X| No |_|

As of March 28, 2005, there were 54,774,133 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                Table of Contents

                                                                                                               Page
                                                                                                               ----
PART I............................................................................................................3
      ITEM 1.     BUSINESS........................................................................................3
      Summary of Our Business.....................................................................................3
      Background of Dtomi.........................................................................................4
      ITEM 2.     PROPERTY........................................................................................5
      ITEM 3.     LEGAL PROCEEDINGS...............................................................................5
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS.............................................5

PART II...........................................................................................................5
      ITEM 5.     MARKET FOR COMMON EQUITY,  RELATED  STOCKHOLDER  MATTERS,  COMPANY  PURCHASES OF
                  EQUITY AND SECURITIES...........................................................................5
      ITEM 6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND RESULTS OF
                  OPERATIONS......................................................................................7
      ITEM 7.     FINANCIAL STATEMENTS...........................................................................19
      ITEM 8A.    CONTROLS AND PROCEDURES .......................................................................19

PART III.........................................................................................................19
      ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS...............................................................19
      ITEM 10.    EXECUTIVE COMPENSATION.........................................................................21
      Stock Options Granted in Fiscal 2004.......................................................................22
      Aggregate Stock Option Exercises and Year-End Option Value Table...........................................22
      Stock Option Plan..........................................................................................23
      ITEM 11.    SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT  AND RELATED
                  STOCKHOLDER MATTERS............................................................................24
      ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................24
      ITEM 13.    EXHIBITS LIST AND REPORTS ON FORM 8-K..........................................................25
      ITEM 14.    CONTROLS AND PROCEDURES........................................................................25
      ITEM 15.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................25

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB release contains "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, the company's ability to, (i) manufacture the Air Spring Axle(TM);
(ii) market and distribute the Air Spring Axle(TM); (iii) secure capital; and
(iv) achieve and manage growth. Additional factors that will impact the company's success include the company's ability to attract and retain qualified personnel; the company's ability to develop new services; and other factors discussed in Dtomi's filings with the Securities and Exchange Commission.

Our management has included projections and estimates in this Form 10-KSB, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                     PART I


ITEM 1.    BUSINESS

Summary of Our Business

Dtomi is a Florida-based, company that is developing the Air Spring AxleTM, an innovative, patented suspension system for small and medium sized trailers (under 26,000lb GVWR) that allows the rear of the trailer to be lowered to ground level. Dtomi, Inc. (sometimes referred to herein as, "Dtomi" or the "Company") is a development stage company, has not generated any revenue and has no customers. As of December 31, 2004, we had an accumulated deficit of approximately $10,395,881, and our auditors have expressed substantial doubt about our ability to continue as a going concern.

Air Spring AxleTM

Conventional trailers use ramps for loading and unloading cargo, but the Air Spring AxleTM design allows the rear of the trailer to be lowered to the ground. Unlike conventional designs that have axles running underneath the trailer, each wheel in the Air Spring AxleTM is attached to a trailing arm axle running parallel to the side of the trailer, which can be raised and lowered with an air spring. The air springs are inflated from an air tank charged by a 12V compressor. Power for the compressor can come from the towing vehicle's battery or an auxiliary battery mounted on the trailer. A simple electrical switch is used to raise or lower the trailer. The axle arrangement is simple and robust. A single axle trailer is currently rated to 5,000 lb GVWR but the design is scalable for different trailer capacities. The company believes the Air Spring AxleTM provides significant benefits for loading, unloading and transporting cargoes such contractor equipment, motorcycles, as horses and household items.

Patent

In 2003, Dtomi signed a Patent License Agreement with John Simpson, a director of Dtomi, which provided Dtomi with exclusive rights to use the patent, develop and sell Dtomi's Air Spring Axle product, develop products based on the technology underlying the patent and to exclusively market such products for a term ending on May 19, 2019. In December 2004, the licensing agreement was restructured and Lo-Tow Axles, Pty. Ltd., an entity existing under the laws of Australia ("Lo-Tow"), became the licensor. On January 24, 2005 and February 11, 2005 Lo-Tow submitted to Dtomi notices to terminate the Patent License Agreement for Dtomi's failure to pay license fees. Dtomi consented to the notice to terminate on March 29, 2005. The termination of the Patent License Agreement terminated Dtomi's obligations under that agreement.

Dtomi continues to pursue the implementation of an Air Spring Axle product, using what it believes will be a simpler, more cost-effective design. A Letter of Intent to license the new design was signed with the inventor in February, 2005

Market, Competition and Business Operations

It is estimated that approximately 1.0 million small and medium sized trailers are sold in the United States each year. The company has focused its resources on first developing a tandem (dual) axle trailer suitable for transporting payloads of approximately 7500 lbs such as contractor equipment. The ease of loading and unloading the Air Spring AxleTM makes the trailer particularly suitable for loading scissor lifts, skid steer loaders and other heavy, bulky equipment. The Air Spring AxleTM is more costly than traditional leaf spring or torsion axles, but the company believes the premium of the Air Spring AxleTM is more than justified by the benefits the suspension provides. The company is marketing the Air Spring AxleTM through a variety of methods, including demonstrations, as it seeks to get early market acceptance. Key rental fleet accounts are a top priority, as are licensing agreements with major trailer manufacturers. The manufacture of trailers is planned to be contracted out, although Dtomi will supply certain critical suspension components.

We are headquartered in Plantation, Florida, and we currently have 1 full-time employee.

Acquisitions

Without additional financing, the market success of the Air Spring AxleTM is highly uncertain and Dtomi must adapt its business operations to this reality. We are therefore seeking to broaden and transform our business base through the acquisition of innovative, value-differentiated products and services. Our focus is on revenue generating businesses poised for rapid growth that can benefit from being part of a public company but benefit from the sharing of resources and the sharing of costs associated with public filings and compliance.

We have limited funds with which to pursue the acquisition of new business opportunities, as we have generated losses since our inception. In our pursuit of acquiring new business opportunities, we anticipate needing additional funds to cover legal and accounting expenses, due diligence expenses and other costs.

Background of Dtomi

We were first incorporated in Nevada on June 11, 1998, under the name "Recon Rubber Corporation." We changed our name to "Copper Valley Minerals Ltd." on July 1, 2000, in connection with Dtomi becoming a development stage mining company. Our company subsequently changed its name to "Dtomi, Inc." on October 25, 2001.

Pursuant to an Asset Purchase Agreement dated January 14, 2002, by and between Copper Valley Minerals Ltd. (now "Dtomi") and International Manufacturers Gateway, Inc., a Delaware corporation, we acquired certain assets which changed the focus of the Dtomi's business to engage in the development of a software system to provide pertinent sales, marketing and sourcing information to both corporate and consumer clientele with particular specialization for the manufacturing industry. There were no revenues from these initiatives, and in April 2003 development work was halted.

We entered a new development stage in April 2003. At that time, Dtomi began development of the "Air Spring Axle" system, an innovative, patented suspension system for small and medium sized trailers (under 26,000lb GVWR) that allows the rear of the trailer to be lowered to ground level. Dtomi's primary focus is the marketing and license of the Air Spring Axle suspension system to trailer manufacturers and sale of trailers using this system to rental fleet owners.

Development took place under a Patent License Agreement which provided Dtomi with exclusive rights to use the patent, develop and sell Dtomi's Air Spring Axle product, develop products based on the technology underlying the patent and to exclusively market such products for a term ending on May 19, 2019.

In December 2004, the license agreement was restructured. On December 10, 2004, Dtomi signed an Exclusive Patent License Agreement (the "Patent License Agreement") by and among Dtomi, Lo-Tow, and John Simpson, a director of Dtomi. Under that agreement Lo-Tow Axles Pty. Ltd., an entity existing under the laws of Australia ("Lo-Tow"), became the licensor. On December 13, 2004, the Exclusive Patent License Agreement with John Simpson that previously provided Dtomi's with its right to use a certain patent and related intellectual property was terminated.

On January 24, 2005 and February 11, 2005 Lo-Tow submitted to Dtomi notices to terminate the Patent License Agreement for Dtomi's failure to pay license fees. Dtomi consented to the notice to terminate on March 29, 2005. The termination of the Patent License Agreement terminated Dtomi's obligations under that agreement.

Dtomi continues to pursue the implementation of an Air Spring Axle product, using what it believes will be a simpler, more cost-effective design. A Letter of Intent to license the new design was signed with the inventor in February, 2005

The company recognizes that, without additional financing, the continued development and subsequent market success of the Air Spring AxleTM is highly uncertain. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our principal corporate and executive offices are located at 950 S. Pine Island Road, Suite A-150, Plantation, Florida, 33324, Florida 34965. Our telephone number is (727) 723-8664. We maintain a website at www.dtomi.com and www.airspringaxle.com.

ITEM 2.    PROPERTY

We lease our principal corporate and executive offices, which are located at 950
S. Pine Island Road, Suite A150, Plantation, Florida 33324. We have a six-month term lease, which has been renewed and expires November 30, 2005. The lease can be renewed at that time. We pay $1,250 per month for rent. We do not currently maintain any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future. We have no affiliation with the owner of the property where we lease our corporate and executive offices. We believe that the existing facility will adequately meet its needs for now and the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subjected to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition or results of operations.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

Not applicable.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, COMPANY PURCHASES OF EQUITY AND SECURITIES

Market Information

The Company's common stock is traded in the Over-the-Counter market and is quoted on the Electronic Bulletin Board ("OTC Bulletin Board") under the symbol "DTOI." The following table represents the range of the high and the low closing bid prices, as quoted on the OTC Bulletin Board, for each fiscal quarter for the last two fiscal years ended December 31, 2004 and 2003. These quotations represent prices between dealers, and may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. On January 14, 2002, the Company announced the acquisition of International Manufacturers Gateway, Inc. by way of a purchase of assets. Prior to that date, the Company had been known as Copper Valley Minerals Ltd.


Fiscal Quarter Ended                Low                         High
--------------------                ---                         ----
December 31, 2004                  $0.035                      $0.31
September 30, 2004                 $0.07                       $0.28
June 30, 2004                      $0.21                       $1.23
March 31, 2004                     $0.55                       $1.36
December 31, 2003                  $1.20                       $0.70
September 30, 2003                 $1.05                       $0.10
June 30, 2003                      $0.55*                      $0.10
March 31, 2003                     $0.11                       $0.03

* Reflects an adjusted price pursuant to a 1:20 split on April 7, 2003.

On April 13, 2005, the Company estimates that there were approximately 522 record holders of the Company's common stock.

On January 27, 2005, the closing bid of Dtomi's common stock on the OTCBB was $0.17 per share.

Dividends and Dividend Policy

The Company has not paid any cash dividends on its common stock during the last two fiscal years and it does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings for reinvestment in the business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent on the Company's financial condition, results of operations, capital requirements and other relevant factors.

Recent Sales of Unregistered Securities

All unregistered sales of the Company's equity securities during fiscal 2004 were previously reported in the Company's prior annual, quarterly and current reports filed with the SEC. Therefore, those disclosures are not duplicated in this report.

Equity Compensation Plan Information

The following table summarizes share information about the Company's equity compensation plans, including the Company's 2002 Stock Option Plan (the Plan) and non-plan equity compensation agreements as of December 31, 2004.

                                     Number of Securities to                                 Number of Securities
                                         be Issued Upon             Weighted-Average          Remaining Available
                                           Exercise of              Exercise Price of         For Future Issuance
                                      Outstanding Options,        Outstanding Options,           Under Equity
Plan Category                      Warrants and Rights             Warrants and Rights        Compensation Plans
---------------------------------- ---------------------------- -------------------------- --------------------------
Equity Compensation Plans to                 142,690  (1)                 $0.14                   1,857,310  (2)
Employees Approved By
Shareholders

Equity Compensation Plans Not
Approved by Shareholders                   3,196,440  (3)                 $0.16                         n/a
                                   ------------------           -------------------------- -----------------
Total                                      3,339,130                      $___                    1,857,310
                                   ==================           ========================== =================

---------------------
(1) Represents shares subject to outstanding options under the Plan.
(2) Represents shares available for option grants under the Plan.
(3) Represents non-plan options and warrants.

         Equity Compensation Plans Not Approved by Shareholders

The Company's Board of Directors currently administers the Plan. The Plan provides for the grant of options (incentive and non-statutory) to officers, employees, and independent contractors capable of contributing to the Company's performance. The Company has reserved an aggregate of 5,000,000 shares of common stock for grants under the Plan. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended. As of December 31, 2004, the Company had outstanding non-statutory options for 3,339,130 shares of the Company's common stock. These options have a term of five years, unless earlier terminated in accordance with the provisions of the Plan and applicable stock option agreements. The exercise prices of the outstanding options granted as of December 31, 2004 range from $0.095 to $0.20 per share, and generally vests immediately upon grant or were subsequently accelerated. Upon expiration of unexercised options, the unpurchased shares subject to such options will again be available for purposes of the Plan.

During fiscal year 2004, the Company did not grant any plan options for the purchase of common shares to employees.

The Company issued warrants to consultants and service providers in fiscal 2004 for a total of 1,167,070 shares of common stock, with exercise price ranging from $0.001 to $0.25 per share. The warrants have terms of five years and vesting ranges from immediate to one year.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this prospectus. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this prospectus.

OVERVIEW

Dtomi is a Florida-based, publicly traded company that is developing the Air Spring AxleTM system, an innovative, patented suspension system for small and medium sized trailers (under 26,000lb GVWR) that allows the rear of the trailer to be lowered to ground level.

AIR SPRING AXLETM

Unlike conventional designs that have axles running underneath the trailer, each wheel in the Air Spring AxleTM is attached to a trailing arm axle running parallel to the side of the trailer, which can be raised and lowered with an air spring. The air springs are inflated from an air tank charged by a 12V compressor. Power for the compressor can come from the towing vehicle's battery or an auxiliary battery mounted on the trailer. A simple electrical switch is used to raise or lower the trailer. The axle arrangement is simple and robust. A single axle trailer is currently rated to 5,000 lb GVWR but the design is scalable for different trailer capacities. The company believes the Air Spring AxleTM provides significant benefits for loading, unloading and transporting cargoes such contractor equipment, motorcycles, as horses and household items.

COMPETITION

The Air Spring AxleTM is more costly than traditional leaf spring or torsion axles, but the company believes this premium of the Air Spring AxleTM is more than justified by the benefits the suspension provides. The benefits of eliminating trailer ramps are well understood and a number of companies offer methods for tilting or lowering trailer bodies. Most frequently the tilting mechanism is hydraulically operated. Hydraulic tilt systems are relatively heavy and costly to maintain and the trailer requires a separate suspension system, increasing overall cost. They are typically only used in heavy-duty applications. The company believes hydraulic systems will be at a cost disadvantage to the Air Spring AxleTM. Large air springs are used in heavy-duty trucks and trailers, particularly for sensitive cargoes such as electronic equipment where the air springs provide a softer, less harsh ride. However, the suspension arrangements do not allow for the lowering of the truck or trailer body down to the ground.

DEVELOPMENT

Based on feedback obtained from field visits with our single axle prototype trailer, the company has focused its resources on first developing a tandem
(dual) axle trailer suitable for transporting payloads of approximately 7500 lbs such as contractor equipment. The ease of loading and unloading the Air Spring AxleTM makes the trailer particularly suitable for loading scissor lifts, skid steer loaders and other heavy, bulky equipment.

DISTRIBUTION & MARKETING

The company is marketing the Air Spring AxleTM through a variety of methods, including demonstrations, as it seeks to get early market acceptance. Key rental fleet accounts are a top priority, as are licensing agreements with major trailer manufacturers. The company plans to assume sales and marketing responsibility for sales to rental fleets and will contract out the manufacture of trailers to meet customer's specifications. The company also intends to license the design to other trailer manufacturers and take advantage of the strong product and market presence many of these manufacturers have created.

Marketing initiatives have begun, including.

      o Participation in key associations including the American Rental Association and the National Association of Trailer Manufacturers.

      o     A comprehensive website

      o     Direct sales and marketing efforts at key corporate accounts

Dtomi has also made visits to approximately 15 of the large and medium sized trailer manufacturers in the US with the goal of having them license the Air Spring AxleTM. However, we do not have any agreements with such manufacturers. Dtomi intends to focus on medium sized manufacturers who are looking to offer the market a differentiated product, and also have the resources to capitalize on the attractiveness of the Air Spring AxleTM

We remain a development stage company and have not generated any revenue from customers to date. We have no material agreements, arrangements or understandings with any customers. We plan to generate revenues through the sale of our Air Spring AxleTM device.

During 2004 the company sought additional financing to fund the construction of three tandem axle demonstration trailers and expand its marketing efforts. The company continues to seek additional capital for that purpose. Without the demonstration trailers and the ability to test drive them, potential customers have been unwilling to commit to placing orders with Dtomi.

GOING CONCERN

Our independent auditors have added an explanatory paragraph in connection with the December 31, 2004 financial statements, which states that our company is in the development stage and has incurred net losses of $2,680,248 and $2,137,260 in the years ended December 31, 2004 and 2003, respectively. Our current liabilities exceed our current assets. These conditions give rise to substantial doubt about Dtomi's ability to continue as a going concern. Dtomi's ability to fully commence its operation and generate revenues or its ability to obtain additional funding will determine its ability to continue as a going concern. Our financial statements do not include any adjustments that might result form the outcome of this uncertainty.

RESULTS OF OPERATIONS

The company had no recorded revenues or cost of revenues for the year ending December 31, 2004, no change from the year ending December 31, 2003.

Sales and marketing expenses decreased to $17,073 for the year ending December 31, 2004, a decrease of 46% compared to $31,784 for the year ending December 31, 2003.

General and administrative expenses increased to $278,493 for the year ending December 31, 2004, an increase of 75% over expenses of $159,496 for the year ending December 31, 2003. General and administrative expenses in 2004 consist primarily of penalty expenses of $172,556 for failure to timely file a registration statement, engineering and development expenses of $10,885, travel and entertainment of $61,695, stock transfer agent and filing fees of $8,993 and other general corporate and office expenses. Travel and entertainment reflects trade show visits and demonstration road trips, which were designed to introduce the Air Spring AxleTM to potential customers and gather market feedback.

License fees were $131,000 for the year ending December 31, 2004 versus $90,000 in 2003, an increase of 46%.

Interest expense was $62,070 for the year ending December 31, 2004, an increase of 96% over expense of $31,726 for the year ending December 31, 2003. This interest expense consists of interest on various loans and convertible debentures.

Compensation expense for the year ending December 31, 2004 was $373,584, compared to $815,411 for the year ending December 31, 2003; a decrease of 54%. Compensation expense for the current year consists of salaries or shares of common stock paid to the Company's officers.

Professional fees increased to $799,278 for the year ending December 31, 2004, an increase of 122% over such costs for the year ending December 31, 2003 at $360,295. These professional fees consist primarily of legal and accounting fees that were incurred as a result of fund raising efforts, audit requirements, interim filings, and drafting securities regulatory documentation.

Consulting fees expense for the year ending December 31, 2004 was $772,864, an increase of 14% over expenses of $677,534 for the year ending December 31, 2003. The consulting fees in 2004 primarily relate to amortization of deferred consulting fees from various stock based consulting agreements.

Depreciation expense for the year ending December 31, 2004 was $3,719, a decrease of 84% compared to $22,957 for the year ending December 31, 2003.

The net loss for the year ending December 31, 2004 is $2,680,248 (net loss per share of $0.07) compared to the year ending December 31, 2003, $2,137,260 (net loss per share of $0.19).

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

Dtomi has nominal cash and cash equivalents, total current liabilities of $1,749,364 and total assets of $9,083 at December 31, 2004. The Company continues to incur costs, but has not secured adequate new revenue to cover the costs.

TRANSACTIONS WITH RELATED PARTIES

On December 13, 2004, Dtomi terminated an Exclusive Patent License Agreement with John Simpson that previously provided Dtomi's with its right to use a certain patent and related intellectual property. John Simpson is the inventor of the patent that was the subject of the terminated agreement and which patent is now licensed to Dtomi via the above-referenced Exclusive Patent License Agreement.

On December 13, 2004 Dtomi entered into an Exclusive Patent License Agreement with Lo-Tow Axles Pty. Ltd. ("Lo-Tow"), an Australian business entity and John Simpson, to formally define Lo-Tow's interest in the patent. John Simpson is the beneficial holder of approximately 60% of the equity securities of Low-Tow. John Simpson is the inventor of the licensed patent and currently a director of Dtomi. Dtomi shall retain exclusive rights to use the patent, develop related licensed products and to exclusively market such products for a term that ends on May 19, 2019. In return, Dtomi shall pay a monthly license fee to Lo-Tow and to John Simpson in the amount $4,000 and $6,000, respectively. Additionally, Dtomi shall grant and issue common stock of Dtomi to Lo-Tow and to John Simpson a sufficient quantity of common stock of such that Lo-Tow and John Simpson shall, upon such issuance, own eight point eight percent (8.8%) and thirteen point two percent (13.2%) of all issued and outstanding shares of the Dtomi, respectively. The Exclusive Patent License Agreement does not provide Lo-Tow or John Simpson protection against dilution of their common stock holdings in Dtomi following the issuance.

As described in Security Ownership of Certain Beneficial Owners and Management section of this registration statement, Dtomi has issued shares of common stock to all 4 directors and/or officers of Dtomi. John Haddock is the beneficial owner of 2,105,200, shares of common stock issued by Dtomi to Mr. Haddock in connection with his services to Dtomi. David Otto is the beneficial owner of 1,500,000 shares of common stock issued by Dtomi to Mr. Otto in connection with his services as Chairman and Secretary to Dtomi. John Simpson is the beneficial owner of approximately 6,824,901 (consisting of issued and issuable shares) shares of common stock issued or issuable by Dtomi to Mr. Simpson in connection with his of the Air Spring Axle technology to Dtomi. All issuances are in connection with services provided to Dtomi by each director and/or officer. Dtomi believes such arrangement to be fair primarily because it believed that a viable business could be developed using he Air Spring Axle technology and Dtomi did not have cash to acquire the Air Spring Axle technology from Mr. Simpson.

On July 16, 2004, John Haddock loaned Dtomi $15,000 cash. As a condition of the loan, Dtomi signed a promissory note to Mr. Haddock for a principal amount of $15,000, due on August 18, 2004, with interest at 8% per annum and granted a security interest on a truck of Dtomi's. The truck's fair market value is estimated to be approximately $18,000. Dtomi subsequently defaulted on the loan from Mr. Haddock. Mr. Haddock foreclosed on the loan and took possession of the truck.

Dtomi has an engagement agreement with the law firm, The Otto Law Group, PLLC ("OLG"), David Otto, Chairman and Secretary holds all equity securities of OLG. Dtomi believes that arrangement with OLG to be fair because Dtomi cannot pay cash to OLG, while OLG has agreed to provide legal services until such time a Dtomi can compensate OLG for its services.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

Dtomi currently operates through the willingness of its directors, officers, consultants and professional advisors willingness to continue working on behalf of Dtomi for no cash compensation, though Dtomi has obligation to pay such cash compensation. Dtomi has no cash and will only be able to satisfy its cash requirements through raising additional funds in the next 12 months.

The company recognizes that, without additional financing, the market success of the Air Spring AxleTM is highly uncertain and Dtomi must adapt its business operations to this reality. We are therefore seeking to broaden and transform our business base through the acquisition of innovative, value-differentiated products and services. Our focus is on revenue generating businesses poised for rapid growth that can benefit from being part of a public company but benefit from the sharing of resources and the sharing of costs associated with public filings and compliance.

We have limited funds with which to pursue the acquisition of new business opportunities, as we have generated losses since our inception. In our pursuit of acquiring new business opportunities, we anticipate needing additional funds to cover legal and accounting expenses, due diligence expenses and other costs.

Subject to the availability of adequate financing, Dtomi will continue to focus on bringing its innovative Air Spring AxleTM suspension product to market. In February, 2005, the company announced the signing of a Letter of Intent to license a new, much superior design for its Air Spring AxleTM. In addition to its capacity to handle significantly higher payloads, the new design is lighter, simpler and more cost-effective.

Priority will be placed on adapting this new design for use on a 10,000lb GVWR tandem (dual) axle utility trailer. This trailer will initially be targeted to the contractor equipment and contractor equipment rental markets where the Axle's ease of loading provides clear commercial benefits. Approximately $250,000 is required, primarily in one-time costs, to make the dual axle utility trailer production ready. The material risk associated with attempting to bring the trailer into production is that Dtomi may not be able to raise sufficient funds to accomplish such task. An additional risk is that even if the trailer is successfully in production, we may not sell a sufficient number of trailers to become profitable.

A motorcycle trailer is also under development. Approximately $100,000 is required to bring the motorcycle trailer into production. The material risk associated with attempting to bring the motorcycle trailer into production is that Dtomi may not be able to raise sufficient funds to accomplish such task. An additional risk is that even if the motorcycle trailer is successfully in production, we may not sell a sufficient number trailers to become profitable.

In support of these efforts, marketing and sales initiatives will be increased in an effort to quickly gain market acceptance and orders. These initiatives include building demonstration trailers and actively promoting the Air Spring axle through a number of different media. Approximately $200,000 is required for marketing and sales initiatives

The manufacture of trailers is planned to be contracted out, although Dtomi will supply certain critical suspension components. Development resources will be increased to ensure an adequate, low-cost supply of cast suspension components and to expand the range of axles available to trailer manufacturers. Dtomi will also continue to seek out and encourage trailer manufacturers to license the suspension design and incorporate it into their product offerings. A material risk with respect to cast suspension components is that, for unforeseen reasons, suppliers of cast suspension parts may not supply parts to Dtomi. Additionally, Dtomi may not be able to supply certain critical suspension components for the manufacture of trailers if Dtomi is not able to raise funds to manufacture suspension components. We anticipate the cost of developing an initial inventory of low cost suspension components for the manufacture of approximately 25 trailers to be approximately $100,000, including one-time costs. We anticipate having an initial inventory of suspension components within nine months of securing adequate financing.

The material event required to begin to generate revenues is to have an agreement with a trailer manufacturer to supply the Air Spring AxleTM system. We do not yet have any binding agreements with any trailer manufacturer. The overall manufacturing schedule is subject to the availability of cast suspension components, which have a lead-time of approximately 10 to 12 weeks. Other components are available from suppliers' stocks. Manufacture of the trailer frames are intended be done in parallel with the procurement of the castings. Lead-time for final assembly is anticipated to be approximately 2 to 4 weeks.

Dtomi has made visits to approximately 15 of the large and medium sized trailer manufacturers in the US with the goal of having them license the Air Spring AxleTM. We do not have any agreements with such manufacturers. Dtomi intends to focus on medium sized manufacturers who are looking to offer the market a differentiated product, and also have the resources to capitalize on the attractiveness of the Air Spring AxleTM.

Intended marketing initiatives include:

      o Participation in key associations including the American Rental Association and the National Association of Trailer Manufacturers.
      o     A revamped website
      o     Publicity with specialty magazines
      o Direct sales and marketing efforts at key corporate accounts, including the provision of loaner and test units
      o Demonstrations at specialty market shows catering to a broad range of other segments, including horses and automobiles

The plan of operation for the next 12 months requires approximately $1,000,000 and would take place during the course of the 12 months following such funds being available to Dtomi. If Dtomi is unsuccessful in obtaining the funds required for the next 12 months, it will be forced to partner with another company, scale back intended operations or shut down its operations.

SUBSEQUENT EVENTS YEAR ENDING DECEMBER 31, 2004

On Feb 16, 2005, the company announced the signing of a Letter of Intent to license a new, much superior design for its Air Spring Axle(TM). The new design is lighter, simpler and more cost-effective than the original version and can support trailer capacities of over 20 tons.

Effective, March 29, 2005, the license pursuant to which Dtomi, Inc., a Nevada corporation ("Dtomi"), licensed the technology for its Air Spring Axle product was terminated by the licensor, Lo-Tow Axles Pty. Ltd., and entity existing under the laws of Australia ("Lo-Tow"). As a result, the activities directly relating to the original axle design were effectively terminated. Dtomi had licensed the technology for the Air Spring Axle pursuant to an Exclusive Patent License Agreement (the "Patent License Agreement") dated December 10, 2004, by and among Dtomi, Lo-Tow and John Simpson ("Simpson"), a director of Dtomi. Lo-Tow submitted to Dtomi a notice to terminate the Patent License Agreement for Dtomi's failure to pay license fees. Dtomi consented to the notice to terminate on March 29, 2005.

The Patent License Agreement obligated Dtomi to pay a monthly license fee to Lo-Tow and to Simpson, the inventor of the technology, of $4,000 and $6,000, respectively. Additionally, the Patent License Agreement obligated Dtomi to, subject to certain terms and conditions, issue, not later than July 7, 2005, that number of shares of common stock of Dtomi to Lo-Tow and to Simpson such that Lo-Tow and Simpson would, upon issuance, hold 8.8% and 13.2% of all issued and outstanding shares of the Dtomi, respectively. The forgoing percentages were to be calculated based on Registrant's capitalization as of December 10, 2004. The termination of the Patent License Agreement terminates these and other obligations.

Risk Factors

         Dtomi operates in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

BECAUSE OF OUR HISTORICAL LOSSES AND EXPECTED LOSSES IN THE FUTURE, IT WILL BE DIFFICULT TO FORECAST WHEN DTOMI CAN ACHIEVE PROFITABILITY.

Dtomi commenced its current business in April 2003, subsequent to the purchase of the patent for the technology underlying its Air Spring Axle system, now licensed from John Simpson, a director of Dtomi. Dtomi incurred net losses of $2,680,248 and $2,137,260 in the years ended December 31, 2004 and 2003, respectively. We expect to incur losses for the foreseeable future, including for the year ending December 31, 2005.

We have recently increased our operating expenses and expect further increases in operating expenses to facilitate the commercialization of our technology and marketing of our Air Spring Axle devices over the next twelve months. We plan to increase our operating expenses to expand our sales and marketing operations, to broaden our customer support capabilities, expand our distribution channels, fund research and development, and to increase our administration resources. A relatively high percentage of our expenses are typically fixed in the short term as our expense levels are based, in part, on our expectations of future revenue. We may not be able to significantly increase our revenue in the near future. To the extent that such expenses precede or are not subsequently followed by increased revenue, our losses would increase and our business, operating results and financial condition would be materially adversely affected. We currently do not have any revenues and will need significant revenues to achieve profitability. Even if we do achieve profitability, we may be unable to sustain profitability on a quarterly or annual basis in the future. It is possible that our revenues will grow more slowly than we anticipate or that our operating expenses will exceed our expectations.

WE BELIEVE THAT PERIOD-TO-PERIOD COMPARISONS OF OUR FINANCIAL RESULTS ARE NOT MEANINGFUL AND SHOULD NOT BE RELIED UPON AS AN INDICATION OF FUTURE PERFORMANCE BECAUSE WE RECENTLY CHANGED THE FOCUS OF OUR BUSINESS PLAN AFTER ENTERING INTO A LICENSE AGREEMENT TO BE THE EXCLUSIVE LICENSEE OF TECHNOLOGY RELATED TO OUR AIR SPRING AXLE PRODUCT.

Prior to entering into an Exclusive Patent License Agreement to be, effective August 5, 2003, the exclusive licensee of patent technology related to our Air Spring Axle product, we had no material business or operations. As a result, the historical information in this prospectus is related to Dtomi prior to Dtomi entering to the Exclusive Patent License Agreement and future results may vary from the historical results described in this prospectus. In addition, evaluation of our future prospects is difficult to assess because we have a limited operating history in marketing our Air Spring Axle product to the trailer manufacturing industry and because we are continuing to invest in developing market acceptance of and demand for our Air Spring Axle product.

Prior to April 2003, Dtomi was engaged in the development of a software system to provide pertinent sales, marketing and sourcing information to both corporate and consumer clientele with particular specialization for the manufacturing industry. There were no revenues from these initiatives in 2002 or 2003 and further development work was suspended in April 2003, at which time Dtomi re-focused its business by purchasing U.S. Patent #6,650,580 (the "Air Spring Axle Patent"), granted in March 2003 to a John Simpson, currently a director of Dtomi, for his invention of the Air Spring Axle.

On April 7, 2003, Dtomi executed an Asset Purchase Agreement for this patent. Subsequently, on July 31, 2003, the Air Spring Axle Patent was superseded by an Exclusive Patent License Agreement to which Dtomi was granted the exclusive right and license to use the Air Spring Axle Patent. The Exclusive Patent License Agreement became effective on August 5, 2003 for a term of twenty years.

On December 13, 2004, Dtomi terminated the Exclusive Patent License Agreement with John Simpson that previously provided Dtomi's with its right to use a certain patent and related intellectual property.

On December 13, 2004 Dtomi entered into an Exclusive Patent License Agreement with Lo-Tow Axles Pty. Ltd. ("Lo-Tow"), an Australian entity, and John Simpson, to formally define Lo-Tow's interest in the patent. John Simpson is the inventor of the licensed patent and currently a director of Dtomi. Dtomi shall retain exclusive rights to use the patent, develop related licensed products and to exclusively market such products for a term that ends on May 19, 2019. In return, Dtomi shall pay a monthly license fee to Lo-Tow and to John Simpson in the amount $4,000 and $6,000, respectively. Additionally, Dtomi shall grant and issue common stock of Dtomi to Lo-Tow and to John Simpson a sufficient quantity of common stock of such that Lo-Tow and John Simpson shall, upon such issuance, own eight point eight percent (8.8%) and thirteen point two percent (13.2%), respectively, of all issued and outstanding shares of Dtomi, respectively. The Exclusive Patent License Agreement does not provide Lo-Tow or John Simpson protection against dilution of their common stock holdings in Dtomi following the issuance.

We, therefore, have only a limited operating history within our existing plan of operation and our historical results of operations are not necessarily indicative of our future revenue and income potential in the fitness and winter resort industries.

WE ONLY RECENTLY LAUNCHED OUR PLAN TO TARGET THE TRAILER MANUFACTURING INDUSTRY USING NEW TECHNOLOGIES AND MARKET ACCEPTANCE OF OUR AIR SPRING AXLE PRODUCT MAY NEVER DEVELOP.

Dtomi is marketing the Air Spring Axle through a variety of methods, including demonstrations, as it seeks to get early market acceptance. Key rental fleet accounts are a top priority, as are licensing agreements with major trailer manufacturers. Dtomi plans to assume sales and marketing responsibility for sales to rental fleets and will contract the manufacture of trailers to meet its customers' specifications. Through its licensing agreements with other trailer manufacturers, Dtomi will seek to take advantage of the strong product and market presence many of these manufacturers have created. Dtomi will provide technical and marketing support and may also provide components. Initially Dtomi is marketing directly to these key prospects but intends to also use representatives to expand market coverage. To be successful, we will need to demonstrate that the benefits the Air Spring Axle outweigh the cost associated with switching from an inexpensive conventional trailer ramp system for loading and unloading cargo. We cannot assure you that we will be able to demonstrate this to potential customers with our current resources or in a manner that results in an increase in sales or revenue.

We have made no sales, and as such, there can be no assurance that, in the future, we will experience acceptance, revenue growth, and/or sustain revenue growth in this industry. We cannot assure you that, in the future, we will experience revenue growth, sustain revenue growth or ever become profitable on a quarterly or annual basis. In view of our results of operations to date, and our limited operating history, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

In addition, our Air Spring Axle technology is new in the trailer markets. We cannot predict with any certainty whether or not the end customer - users of trailer who have to offload cargo - will accept the new technology. Our success depends in part upon the acceptance of this technology by the general public and trailer manufacturers because trailer manufacturers are more likely to expand the use of Air Spring Axle product in the trailers they manufacture if the general public prefers the use of the hands-free, Air Spring Axle system to the conventional trailer ramp systems currently used on most trailers. Without general public acceptance and preference of our Air Spring Axle technology, it is unlikely that our customers will make substantial investments in switching from magnetic strip and bar code technology.

OUR HISTORY OF OPERATING LOSSES AND OUR NEED TO RAISE ADDITIONAL WORKING CAPITAL MAKES OUR ABILITY TO CONTINUE AS A GOING CONCERN DOUBTFUL.

As of December 31, 2004, we had a working capital deficit of approximately $1,758,739, recurring losses from operations, an accumulated deficit of approximately $10,395,881. Our working capital position when viewed with our plan of operation and history of losses makes our ability to continue as a going concern doubtful. Between January 1, 2004 and December 31, 2004, we raised proceeds of approximately $130,500 from private placements of shares of common stock at a purchase price of $.095 to .18 per share and $84,912 from the issuance of debentures. We used the cash investment to satisfy certain working capital requirements. Cash flow and proceeds from the private placement will be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending December 31, 2005. We estimate that we will require cash flow of approximately $1,200,000 for operating expenses, new business development, marketing, software development, inventory and related expenses during the year ending December 31, 2005. As such, our cash flows from operations may not be sufficient to meet our cash requirements over the next 12 months, and we may be required to raise additional capital through debt and/ or equity financings, which may not be available on acceptable terms, if at all.

Our independent registered public accounting firm included a "going concern" explanatory paragraph in their audit report on our December 31, 2004 financial statements, which were prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. Our financial statements do not reflect any adjustments to the carrying value of assets and liabilities, the reported expenses or the balance sheet classifications used that would be necessary if the going concern assumption were not appropriate. If we are unable to successfully increase our revenues and cash flows from our operations or to raise sufficient capital to fund our plan of operation, we may be unable to continue as a going concern and the market value of our common shares would be materially adversely affected.

WE WILL NEED TO CHANGE THE METHOD IN WHICH TARGETED CLIENTS AND INDUSTRIES CONDUCT BUSINESS TO FULLY IMPLEMENT AND REALIZE THE POTENTIAL OF OUR TECHNOLOGIES.

Our Air Spring Axle system is designed to replace more conventional trailer systems for offloading cargo from trailers. The entire development of the Air Spring Axle technology is a new application of mechanical technology and, as such, is very dynamic. We must convince potential customers of the benefits of the Air Spring Axle system, and our potential customers may not be willing to change their existing technology or conventional systems.

Our Air Spring Axle system involves new technology and new development, and there is no established use of it in current trailers. While this presents diverse opportunities for use of our Air Spring Axle technology and opportunities to differentiate our technology, we may experience additional costs and delays in our ability to commercialize our Air Spring Axle technology to meet the needs of specific customers. In addition, we are still designing a prototype Air Spring Axle device for commercialization, and the full or any use of Air Spring Axle technology may not be accepted by facilities or consumers at all.

WE MAY NOT REALIZE A RETURN ON THE INVESTMENT REQUIRED TO COMMERCIALIZE OUR TECHNOLOGIES.

We estimate that our expense levels are relatively fixed and are based, in part, upon our expectation of future costs required to commercialize the Air Spring Axle technology. We cannot predict with certainty market acceptance of our Air Spring Axle technology or the timing of orders, if any, for our related product. If revenue levels fall below our expectations, our anticipated results of operations will be disproportionately affected because of the relatively fixed nature of our expenses and the small variance in our expenses compared to our revenue. In particular, we plan to increase our operating expenses to expand our sales and marketing operations, expand our distribution channels, fund greater levels of research and development, broaden our customer support capabilities and increase our administrative resources. We may not meet our revenue expectations as a result of a delay in completing a contract, the inability to obtain new contracts, the cancellation of an existing contract or otherwise. Based upon all of the foregoing factors, we believe that our quarterly revenue, direct expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of the results of operations are not necessarily meaningful and that such comparisons should not be relied upon as an indication of future performance.

THE MARKET'S ACCEPTANCE OF, AND DEMAND FOR, OUR AIR SPRING AXLE TECHNOLOGY IS STILL UNPROVEN.

Demand for, and market acceptance of, our Air Spring Axle technology is subject to a high level of uncertainty due to new product introductions and changes in customer requirements and preferences. Our Air Spring Axle, despite its design for simplified offloading of cargo, has not yet been accepted by the general public. The success of our Air Spring Axle technology depends on our ability to convince trailer manufacturers and the general public to adopt the Air Spring Axle technology in lieu of existing or alternative systems. Cargo offloading systems using the Air Spring Axle technology may not prove economically feasible for some cargo offloading users due to a very high cost of implementation and negative consumer response to the use of our technology. Our success will depend upon our ability to develop a product from our Air Spring Axle technology to meet customer requirements.

SHOULD WE HAVE ANY CUSTOMERS, WE WILL DEPEND ON LARGE CONTRACTS AND A CONCENTRATION OF CUSTOMERS.

Dtomi currently does not have any customers or contracts for any product, and we may never have any customers or contracts for any product. Large trailer manufacturers will generally have the resources necessary to install multiple cargo offloading systems using the Air Spring Axle technology. Smaller customers are less likely to purchase systems using our technology. Consequently, our future growth is dependent on sales to large accounts and our long-term success is tied to securing large contracts with a concentration of key customers.

Many of our targeted customers are large trailer manufacturers. Our inability to secure and maintain a sufficient number of large contracts would have a material adverse effect on our business, operating results and financial condition. Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions. We cannot assure you that we will receive orders from new customers, or that our existing customers will continue to have success and the capital necessary to convert to using our smart card systems.

BECAUSE OUR GOAL IS TO INTRODUCE A NEW TECHNOLOGY TO MARKETS AND EXPAND RAPIDLY, WE MAY BE UNABLE TO MANAGE THE POTENTIAL RAPID GROWTH AND ACCEPTANCE OF OUR PRODUCT.

We have not generated any revenues, but endeavor to experience growth in product sales, personnel, research and development activities, the number of products based on our Air Spring Axle technology, development of new products, and the number and geographic focus of our targeted vertical markets and product distribution channels. We believe that growth in the number and complexity of products and in the number of personnel will be required to maintain our competitive position. Our potential rapid growth, coupled with the rapid evolution of our markets is likely to place, significant strains on our management, administrative, operational and financial resources, as well as increased demands on our internal systems, procedures and controls. Our ability to manage future growth will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis, to implement new systems as necessary and to expand, train, motivate and manage our sales and technical personnel.

BECAUSE OF THE EXPERIENCE AND RELATIONSHIPS OF KEY MANAGEMENT, WE ARE DEPENDENT UPON THESE INDIVIDUALS IN ORDER TO IMPLEMENT AND EXECUTE OUR BUSINESS STRATEGIES.

Our performance and future operating results are substantially dependent on the continued service and performance of John Haddock, our Chief Executive Officer, and John Simpson, the inventor of the Air Spring Axle technology, a former President of, and now a director of, Dtomi. Our ability to execute our business plan depends upon the continued services of these individuals. Our ability to execute our strategic plan could be materially adversely affected should the services of any of these individuals cease to be available to us. We currently have an employment agreement in place with Mr. Haddock, which expires September 22, 2008, and a Non-employee Director Agreement in place with Mr. Simpson, which expires on March 1, 2006. Although these agreements contain covenants not to compete, such covenants are generally unlawful in the State of Florida where our offices are located and may not be enforced.

We intend to hire sales personnel in 2005 and 2006. Competition for such personnel is intense, and we cannot assure you that we can retain our key technical, sales and managerial employees or that it will be able to attract or retain highly qualified technical and managerial personnel in the future. The loss of the services of Mr. Haddock or Mr. Simpson or the inability to attract and retain the necessary technical, sales and managerial personnel could have a material adverse affect upon our business, operating results and financial condition.

OUR BUSINESS WILL BE DEPENDENT ON OUR RELATIONSHIPS WITH THIRD-PARTY SUPPLIERS.

We do not have any agreements or understandings with any suppliers. If we succeed in developing a commercial product based on our Air Spring Axle technology, we are very likely to use third-party vendors to supply components for our Air Spring Axle system and service providers to assist in the installations of the Air Spring Axle system that we intend to sell. At that juncture in the development of our business, we will be required to maintain our relationships with our suppliers and coordinate our efforts to complete our installations in a timely and efficient manner. Our failure to maintain relationships with acceptable vendors and subcontractors or the failure of any supplier to maintain quality control could materially adversely affect the quality of the Air Spring Axle system and any other products we develop or sell and/or our ability or any third party's ability to install the Air Spring Axle system or any other product we may develop in a timely manner.

WE MAY FACE INTENSE COMPETITION FROM COMPANIES SEEKING TO ENTER THE AIR SPRING AXLE MARKET.

Numerous factors will affect our competitive position, including price, product features, product performance and reliability, ease of use, product scalability, product availability, meeting customer schedules and timely ongoing customer service and support. Dtomi is aware of two niche competitors that use air springs for lowering trailers for horses and motorcycles, respectively. We cannot assure you that competitive pressures will not have a material adverse effect on our business and operating results. We cannot assure you that new competitors will not enter our business segment. We could also face competition from currently undeveloped technologies that emerge. Increased competition would likely result in price reductions, reduced margins and loss of market share, any of which would have a material adverse effect on our business and operating results. With success in new markets, we may attract new competition from companies who are substantially larger competitors with large resources.

WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY BECAUSE THE NATURE OF OUR AIR SPRING AXLE SYSTEM LENDS ITSELF TO BE EASILY COPIED.

Our success is dependent on our ability to protect our intellectual property rights. At present, we do not have patent protection. The absence of any registered proprietary rights may limit our ability to maintain control of trade and technology secrets.

We intend to rely principally upon a combination of trade secret laws, non-disclosure agreements and other contractual provisions to establish and protect our intellectual property rights. As part of our confidentiality procedures, we generally enter into nondisclosure and confidentiality agreements with each of our key employees, consultants, distributors, customers and corporate partners, to limit access to and distribution of our software, documentation and other proprietary information. We cannot assure you that our efforts to protect our intellectual property rights will be successful. Despite our efforts to protect our intellectual property rights, unauthorized third parties, including competitors, may be able to copy or reverse engineer certain portions of our Air Spring Axle system, and use such copies to create competitive products.

In addition, because third parties may attempt to develop similar technologies independently, we expect that air spring axle developers will be increasingly subject to infringement claims as the number of products and competitors in our industry segments grow and the functionality of products in different industry segments overlaps. Although we believe that our products do not infringe on the intellectual property rights of third parties, we cannot assure you that third parties will not bring infringement claims (or claims for indemnification resulting from infringement claims) against us with respect to copyrights, trademarks, patents and other proprietary rights. Any such claims, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A claim of product infringement against us and our inability to license the infringed or similar technology, could have a material adverse affect on our business, operating results and financial condition.

THE MARKET FOR OUR COMMON SHARES HAS BEEN VOLATILE IN THE PAST, AND MAY BE SUBJECT TO FLUCTUATIONS IN THE FUTURE.

The market price of our common stock has ranged from a high $2.47 and a low $0.02 during the two years ended December 31, 2004. We cannot assure you that the market price of our common stock will not significantly fluctuate from its current level. The market price of our common stock may be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many high-technology companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company's securities, class action securities litigation has been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse affect on our business, operating results and financial condition.

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Exchange Act. Penny stocks (i) are stock with a price of less than $5.00 per share, (ii) that are not traded on a "recognized" national exchange, (iii) whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share), or (iv) those of issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a "penny stock." Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. The market price of our common stock on the OTCBB during the year ended December 31, 2003 has ranged between high $1.10 and a low $0.01 per share, and our common stock are deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.

A broker-dealer selling penny stock to anyone other than an established customer or "accredited investor," generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the United States Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

IN THE EVENT THAT YOUR INVESTMENT IN OUR COMMON STOCK IS FOR THE PURPOSE OF DERIVING DIVIDEND INCOME OR IN EXPECTATION OF AN INCREASE IN MARKET PRICE OF OUR STOCK FROM THE DECLARATION AND PAYMENT OF DIVIDENDS, YOUR INVESTMENT WILL BE COMPROMISED BECAUSE WE DO NOT INTEND TO PAY DIVIDENDS.

We have never paid a dividend to our shareholders, and we intend to retain our cash for the continued development of our business. We do not intend to pay cash dividends on our common stock in the foreseeable future. As a result, your return on investment will be solely determined by your ability to sell your stock in a secondary market.

TRADING ON THE OTC BULLETIN BOARD MAY BE SPORADIC BECAUSE IT IS NOT A STOCK EXCHANGE, AND STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with a company's operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange such as the American Stock Exchange. Accordingly, you may have difficulty reselling any of the stock you purchase from the selling stockholders.

THE RIGHTS OF STOCKHOLDERS ARE SUBJECT TO, AND MAY ADVERSELY AFFECTED BY, THE RIGHTS OF HOLDERS OF ANY PREFERRED STOCK THAT MAY BE ISSUED IN THE FUTURE.

The existence of "blank check" preferred stock in Dtomi's Articles of Incorporation could be used by Dtomi as an anti-takeover device. The issuance shares of preferred stock with superior voting rights to shares of common stock, could delay or inhibit the removal of incumbent directors and could delay, defer, make more difficult or prevent a merger, tender offer or proxy content, or any change in control involving Dtomi, as well as the removal of management, even if such events would be beneficial to the interests of Dtomi's shareholders, and may limit the price certain investors may be willing to pay in the future for shares of common stock.

ANTI-TAKEOVER EFFECTS OF CERTAIN PROVISIONS OF NEVADA STATE LAW HINDER A POTENTIAL TAKEOVER OF DTOMI

Though not now, we may be or in the future we may become subject to Nevada's control share law. A corporation is subject to Nevada's control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation.

The law focuses on the acquisition of a "controlling interest" which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder's shares.

Nevada's control share law may have the effect of discouraging takeovers of the corporation.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and "interested stockholders" for three years after the "interested stockholder" first becomes an "interested stockholder," unless the corporation's board of directors approves the combination in advance. For purposes of Nevada law, an "interested stockholder" is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term "business combination" is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquiror to use the corporation's assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada's business combination law is to potentially discourage parties interested in taking control of Dtomi from doing so if it cannot obtain the approval of our board of directors.

ITEM 7.    FINANCIAL STATEMENTS

                                   Dtomi, Inc.
                          (A Development Stage Company)

                              Financial Statements

                           December 31, 2004 and 2003

                                   Dtomi, Inc.
                          (A Development Stage Company)

                                    Contents


                                                                       Page
                                                                      -----
Report of Independent Registered Public Accounting Firm                   1

Balance Sheet                                                             2

Statements of Operations                                                  3

Statements of Changes in Stockholders' Equity (Deficiency)                4

Statements of Cash Flows                                                  5

Notes to Financial Statements                                          6-24

             Report of Independent Registered Public Accounting Firm


To the Board of Directors of:
    Dtomi, Inc.
   (A Development Stage Company)

We have audited the accompanying balance sheet of Dtomi, Inc. (a development stage company) as of December 31, 2004 and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended December 31, 2004 and 2003 and for the period from April 1, 2003 (inception of development stage) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Dtomi, Inc. (a development stage company) as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and for the period from April 1, 2003 (inception of development stage) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has net losses in 2004 of $2,680,248, a stockholders' deficiency of $1,750,281 and an accumulated deficit of $10,395,881 at December 31, 2004; cash used in operations in 2004 of $503,237, a working capital deficit of $1,758,739 at December 31, 2004, and is a development stage company with no revenues.In addition, the license agreement was terminated in March 2005. These matters raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 17, 2005

                                   Dtomi, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2004

                                     Assets

Current Assets
Cash                                                                $        625
                                                                    ------------
Total Current Assets                                                         625
                                                                    ------------

 Property and Equipment, net                                               8,458
                                                                    ------------

 Total Assets                                                       $      9,083
                                                                    ============

                     Liabilities & Stockholders' Deficiency

Current Liabilities
Loan payable                                                        $    159,000
Loan payable - related party                                              59,000
Accounts payable                                                         123,580
Accounts payable - related party                                         255,449
Accrued interest                                                          78,395
Due to affiliate                                                          14,289
Convertible debenture                                                     84,912
Accrued license fees                                                      78,000
Accrued compensation                                                     789,347
Payroll liabilities                                                        3,209
Other accrued expenses                                                   114,183
                                                                    ------------
Total Current Liabilities                                              1,759,364
                                                                    ------------

Commitments and Contingencies (Note 8)
 Stockholders' Deficiency
 Preferred stock, $0.001 par value, 25,000,000 shares authorized,
      none issued and outstanding                                             --
 Common stock, $0.001 par value, 100,000,000 shares authorized,
      (37,004,133 shares issued and outstanding)                          37,004
 Common stock issuable, at par value (14,699,664 shares)                  14,700
 Additional paid-in capital                                            9,992,579
 Accumulated deficit through March 31, 2003                           (5,702,783)
 Deficit accumulated during the development stage                     (4,693,098)
                                                                    ------------
                                                                        (351,598)
 Less deferred filing fees                                              (137,350)
 Less deferred consulting fees                                        (1,261,333)
                                                                    ------------

 Total Stockholders' Deficiency                                       (1,750,281)
                                                                    ------------

 Total Liabilities and Stockholders' Deficiency                     $      9,083
                                                                    ============

         See accompanying notes to financial statements

                                   Dtomi, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                      From
                                               For The           For The           April 1, 2003
                                              Year Ended        Year Ended   (Inception of Development Stage) to
                                           December 31, 2004  December 31, 2003   December 31, 2004
                                             ---------------    ---------------    ---------------
Revenues                                     $            --    $            --    $            --

Cost of Revenues                                          --                 --                 --
                                             ---------------    ---------------    ---------------

Gross Profit                                              --                 --                 --
Operating Expenses
Compensation                                         373,584            815,411          1,211,942
Consulting                                           772,864            677,534          1,439,768
Depreciation                                           3,719             22,957             19,086
General and administrative                           278,493            159,496            434,180
License Fee                                          131,000             90,000            221,000
Professional fees                                    799,278            360,295          1,075,245
Rent                                                  22,432             52,393             44,009
Impairment loss                                           --            392,559            392,559
Sales, marketing and advertising                      17,073             31,784             47,137
                                             ---------------    ---------------    ---------------
Total Operating Expenses                           2,398,443          2,602,429          4,884,926
                                             ---------------    ---------------    ---------------
Loss from Operations                              (2,398,443)        (2,602,429)        (4,884,926)
                                             ---------------    ---------------    ---------------
Other Income (Expense)
Interest expense                                     (62,070)           (31,726)           (85,333)
Settlement gain (loss), net                         (219,735)           496,895            277,160
                                             ---------------    ---------------    ---------------
Total Other Income (Expense), Net                   (281,805)           465,169            191,827
                                             ---------------    ---------------    ---------------
Net Loss                                     $    (2,680,248)   $    (2,137,260)   $    (4,693,099)
                                             ===============    ===============    ===============
Basic and Diluted Net Loss Per Common Share: $         (0.07)   $         (0.19)   $         (0.17)
                                             ===============    ===============    ===============
Basic and Diluted Weighted average
common shares outstanding                         38,296,659         11,044,163         28,061,459
                                             ===============    ===============    ===============


                 See accompanying notes to financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                                                       DEFICIT
                                                                                                                     ACCUMULATED
                                                                                                                       DURING
                                                                                                                     DEVELOPMENT
                                                                                  CCOMMON STOCK       ADDITIONAL      STAGE AND
                                                          COMMON STOCK               ISSUABLE          PAID-IN       ACCUMULATED
                                                        SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL         DEFICIT
                                                      -----------  ---------  -----------  ---------  ------------   --------------
Balance, December 31, 2002                                970,900      $ 971            -        $ -   $ 4,801,697    $ (5,578,373)
Shares issued for asset acqusition                        711,992        712            -          -        91,847               -
Shares returned for cancellation of asset acquisition    (711,992)      (712)           -          -       (91,847)              -
Stock options issued for services                               -          -            -          -        41,720               -
Consulitng services                                     6,021,376      6,021      130,000        130       674,911               -
Legal services                                            500,000        500            -          -        64,500               -
Shares issuable to officer                                      -          -      500,000        500        64,500               -
Shares issued upon exercise of stock options              400,000        400            -          -        19,600               -
Shares issued to officer                                        -          -    1,052,600      1,053        98,947               -
Shares issued under licensor/consultant
antidilution agreeement                                         -          -    6,885,289      6,885       647,218               -
Shares issued for debt settlements                      1,665,000      1,665      444,211        444       285,203               -
Shares issued under $0.13 private placement                     -          -      230,769        231        29,769               -
Shares issued under $.095 private placement             4,497,250      4,497    8,652,372      8,652     1,236,101               -
Shares and options offering costs                       1,204,422      1,204            -          -        (1,204)              -
Offering costs on warrant sale                                  -          -            -          -       (81,342)              -
Cash offering costs                                             -          -            -          -      (101,400)              -
Amortization of deferred consulting                             -          -            -          -             -               -
Fractional share adjustment                                   158          -            -          -             -               -
Issuance of issuable shares                             8,652,372      8,652   (8,652,372)    (8,652)            -               -
Settlement gain with related party                              -          -            -          -        37,659               -
Variable accounting adjustment                                  -          -            -          -       (71,540)              -
Net loss, 2003                                                 -          -            -          -             -       (2,137,260)
                                                      -----------  ---------  -----------  ---------  ------------   --------------
Balance at December 31, 2003                           23,911,478     23,910    9,242,869      9,243     7,746,340      (7,715,633)
Issuance of issuable shares at 12/31/03                 2,338,803      2,339   (2,338,803)    (2,339)            -               -
Issuance of shares to employee                            200,000        200      465,000        465       102,035               -
Shares issued under licensor/consultant
antidilution agreeement                                         -          -    4,489,546      4,490       422,017               -
Shares issued under license agreement                           -          -      700,000        700       111,300
Cash paid as commissions on capital raise                       -          -            -          -        (5,515)              -
Consulitng services                                     5,070,000      5,070      500,000        500       566,080               -
Shares issued for debt settlements                      2,202,408      2,203            -          -       207,027
Legal services                                          1,500,000      1,500    1,200,000      1,200       355,800               -
Shares for Edgar filing services                                -          -      420,000        420        62,580
Warrants for Edgar filing services                              -          -            -          -        74,350
Issuance of shares for debt conversion - Pasquali         178,942        179       21,052         21        32,460               -
Issuance of shares for private placement                1,596,186      1,596            -          -       144,419               -
Issuance of shares for private
placement penalty warrants                                  6,316          7            -          -         1,130               -
Issuance of penalty warrants                                    -          -            -          -       172,556               -
Consulitng services in lieu of subscription receivable          -          -            -          -             -               -
Amortization of deferred compensation                           -          -            -          -             -               -
Amortization of deferred consulting fees                        -          -            -          -             -               -
Net loss, 2004                                                 -          -            -          -             -       (2,680,248)
                                                      -----------  ---------  -----------  ---------  ------------   --------------
Balance at December 31, 2004                          37,004,133   $ 37,004   14,699,664   $ 14,700   $ 9,992,579    $ (10,395,881)
                                                      ===========  =========  ===========  =========  ============   ==============


                                                       SUBSCRIPTIONS     DEFERRED       DEFERRED         DEFERRED
                                                         RECEIVABLE     CONSULTING     FILING FEES     COMPENSATION       TOTAL
                                                         -----------   ------------     -----------     -----------   -------------
Balance, December 31, 2002                                       $ -      $ (31,452)           $ -              $ -     $ (807,156)
Shares issued for asset acqusition                                 -              -              -                -         92,559
Shares returned for cancellation of asset acquisition              -              -              -                -        (92,559)
Stock options issued for services                                  -        (41,720)             -                -              -
Consulitng services                                                -       (619,562)             -                -         61,500
Legal services                                                     -              -              -                -         65,000
Shares issuable to officer                                         -              -              -                -         65,000
Shares issued upon exercise of stock options                 (10,000)             -              -                -         10,000
Shares issued to officer                                           -              -              -                -        100,000
Shares issued under licensor/consultant
antidilution agreeement                                            -       (637,612)             -                -         16,491
Shares issued for debt settlements                                 -              -              -                -        287,312
Shares issued under $0.13 private placement                        -              -              -                -         30,000
Shares issued under $.095 private placement                  (52,500)             -              -                -      1,196,750
Shares and options offering costs                                  -              -              -                -              -
Offering costs on warrant sale                                     -              -              -                -        (81,342)
Cash offering costs                                                -              -              -                -       (101,400)
Amortization of deferred consulting                                -        470,518              -                -        470,518
Fractional share adjustment                                        -              -              -                -              -
Issuance of issuable shares                                   25,000              -              -                -         25,000
Settlement gain with related party                                 -              -              -                -         37,659
Variable accounting adjustment                                     -              -              -                -        (71,540)
Net loss, 2003                                                    -              -              -                -      (2,137,260)
                                                         -----------   ------------     -----------     -----------   -------------
Balance at December 31, 2003                                 (37,500)      (859,828)             -                -       (833,468)
Issuance of issuable shares at 12/31/03                            -              -              -                -              -
Issuance of shares to employee                                     -              -              -          (19,000)        83,700
Shares issued under licensor/consultant
antidilution agreeement                                            -       (426,507)             -                -              -
Shares issued under license agreement                                                            -                         112,000
Cash paid as commissions on capital raise                          -              -              -                -         (5,515)
Consulitng services                                                -       (499,793)             -                -         71,857
Shares issued for debt settlements                                                               -                         209,230
Legal services                                                     -              -              -                -        358,500
Shares for Edgar filing services                                                           (63,000)                              -
Warrants for Edgar filing services                                                         (74,350)                              -
Issuance of shares for debt conversion - Pasquali                  -              -              -                -         32,660
Issuance of shares for private placement                     (10,000)             -              -                -        136,015
Issuance of shares for private
placement penalty warrants                                         -              -              -                -          1,137
Issuance of penalty warrants                                       -              -              -                -        172,556
Consulitng services in lieu of subscription receivable        47,500                             -                          47,500
Amortization of deferred compensation                              -              -              -           19,000         19,000
Amortization of deferred consulting fees                           -        524,795              -                -        524,795
Net loss, 2004                                                    -              -              -                -      (2,680,248)
                                                         -----------   ------------     -----------     -----------   -------------
Balance at December 31, 2004                                    $ -    $ (1,261,333)    $ (137,350)            $ -    $ (1,750,281)
                                                         ===========   =============    ===========     ===========   =============


                 See accompanying notes to financial statements

                      Dtomi, Inc.
              (A Development Stage Company)
                 Statements of Cash Flows

                                                                                                    From
                                                                                                  April 1, 2003
                                                                   Year Ended December 31, (Inception of Development Stage) to
                                                                    2004             2003        December 31, 2004
                                                                -------------    -------------    -------------
Cash Flows from Operating Activities:
Net Loss                                                        $  (2,680,248)   $  (2,137,260)   $  (4,693,099)
Adjustments to reconcile net loss to net cash
     used in operating activities
Stock based expenses for services                                     514,058          236,451          810,806
Loss on license settlement                                             27,000         (130,495)        (103,495)
Loss on debt settlement                                                13,660           26,159           39,819
Loss on settlement                                                    211,060               --          211,060
Depreciation                                                            3,719           22,957           19,086
Settlement gain on patent                                                  --         (392,559)        (392,559)
Impairment loss on patent                                                  --          392,559          392,559
Deferred consulting amortization                                      524,795          470,518          986,684
Deferred compensation amortization                                     19,000               --           19,000
Penalty expense                                                       173,693               --          173,693
Subscription receivable                                                47,500               --           47,500
Changes in operating assets and liabilities:
(Increase) decrease in:
Deferred consulting                                                    60,000           25,000           85,000
Increase (decrease) in:
Accounts payable                                                       10,145           77,933          (15,747)
Accounts payable, related party                                       243,715         (260,463)         (16,748)
Accrued compensation                                                  101,940          666,951          734,041
Accrued interest and expenses                                         160,004           47,977          199,517
Due to affiliate                                                        5,513           55,924           61,437
Payroll liabilities                                                     3,209               --            3,209
Accrued license fees                                                   58,000           20,000           78,000
                                                                -------------    -------------    -------------
Net cash used in operating activities                                (503,237)        (878,348)      (1,360,237)
                                                                -------------    -------------    -------------

Cash Flows from Investing Activities
Purchase of property and equipment                                    (23,863)          (5,615)         (29,478)
                                                                -------------    -------------    -------------
Net used in investing activities                                      (23,863)          (5,615)         (29,478)
                                                                -------------    -------------    -------------

Cash Flows from Financing Activities
Proceeds from affiliate loans                                              --               --          (15,408)
Proceeds from short term borrowing                                     59,000               --           59,000
Proceeds from convertible debentures                                   84,912           37,000          121,912
Proceeds from loan payable                                             15,000               --           15,000
Proceeds from sale of common stock, net of offering costs             130,500        1,079,007        1,209,507
                                                                -------------    -------------    -------------
Net Cash Provided by Financing Activities                             289,412        1,116,007        1,390,011
                                                                -------------    -------------    -------------

Net Increase (Decrease) in Cash                                 $    (237,688)   $     232,044    $         296
Cash and Cash Equivalents at Beginning of Period                      238,313            6,269              329
                                                                -------------    -------------    -------------
Cash and Cash Equivalents at End of Period                      $         625    $     238,313    $         625
                                                                =============    =============    =============

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for:
   Interest                                                     $          --    $          --    $          --
   Income Taxes                                                 $          --    $          --    $          --

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Settlement of $294,530 of debt and $44,616 of
accrued interest with stock                                     $          --    $     339,146    $     339,146
Loan payable converted to a convertible debenture               $          --    $      15,000    $      15,000
License related stock issuance                                  $      85,000    $          --    $          --
Stock for debt                                                  $      19,000    $          --    $          --
Foreclosure of automobile                                       $      17,114    $          --    $          --


                 See accompanying notes to financial statements

                                   Dtomi, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


Note 1   Nature of Business and Summary of Significant Accounting Policies

         (A) Nature of Business

         Dtomi, Inc. (the Company) entered a new development stage on April 1, 2003. The Company has licensed the patents for an innovative air suspension system for small and medium sized trailers (under 26,000 lb
         GVWR). It plans to develop market and sell the trailers to both rental fleet owners and trailer manufacturers, primarily in the United States. (See Note 13 for termination agreement)

         Activities during the development stage include development of the business plan, fundraising activities, development of prototypes and demonstration products, creation of marketing materials and website, presentation of the product to trailer manufacturers and other prospects, development of engineering documentation, development of customer support functions and implementation of other elements of the business plan.

         (B) Use of Estimates

         In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period. Actual results may differ from these estimates. Significant estimates in 2004 include depreciable lives of equipment, valuation allowance on deferred tax assets, valuation of equity instruments issued for services, debt, or settlements, and valuation of related party settlements.

         (C) Cash Equivalents

         For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

         (D) Property and Equipment

         Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life's of the computer and equipment assets of three years, of the trailer equipment of five years and automobiles of seven years.

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

                                  Dtomi, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


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

         Had compensation cost for the Company's stock-based compensation plan been determined on the fair value at the grant dates for awards under that plan, consistent with Statement of Accounting Standards No 123, "Accounting for Stock Based Compensation" (Statement No. 123), the Company's net loss in 2003 and 2004 would have increased to the pro-forma amounts indicated below.

                                                                         From
                                                                      April 1, 2003
                                                                     (inception) to
                                     2004               2003         December 31, 2004
                                ---------------    ---------------    ---------------
Net loss As reported            $    (2,640,248)   $    (2,137,260)   $    (4,693,099)
Add:Stock-based employee
compensation expense
included  in  reported net
loss, net  of  related  tax
effects                         $            --    $            --    $            --
Deduct:Total  stock  based
employee compensation
expense  determined under the
fair  value  method  for  all
awards,  net of  related  tax
affects                         $                  $      (127,789)   $      (127,789)
                                ---------------    ---------------    ---------------
Pro forma                       $    (2,640,248)   $    (2,265,049)   $    (4,565,310)
Net  loss  per  share - basic
  and diluted As reported       $          (.07)   $          (.19)   $          (.17)
Pro forma                       $          (.07)   $          (.21)   $          (.16)


                                  Dtomi, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


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

         (I) Net Loss Per Common Share

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The assumed exercise of common stock equivalents was not utilized since the effect was antidilutive. At December 31, 2004, there were outstanding options to purchase 3,339,130 common shares and warrants to purchase 18,177,193 common shares, which may dilute future earnings per share.

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

         (K) New Accounting Pronouncements

                                  Dtomi, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


         The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company.

         In May 2003, the FASB issued SFAS No. 149; "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's financial position, results of operations or liquidity.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial position, results of operations or liquidity.

         In December 2004, the FASB issued SFAS No. 123(R) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) replaces FASB Statement No. 123 and supercedes APB Opinion No. 25, and is effective as of the beginning of the first annual reporting period that begins after June 15, 2005.



Note 2   Going Concern

As reflected in the accompanying financial statements, the Company has a net loss for the year ended December 31, 2004 of $2,680,248, a stockholders' deficiency of $1,750,281 and an accumulated deficit of $10,395,881 at December 31, 2004; cash used in operations for the year ended December 31, 2004 of $503,237, a working capital deficit of $1,758,739 at December 31, 2004, and is a development stage company with no revenues.In addition, the license agreement was terminated in March 2005. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues.

Effective, March 29, 2005, the license pursuant to which Dtomi, Inc., a Nevada corporation ("Dtomi"), licensed the technology for its Air Spring Axle product has been terminated by the licensor, Lo-Tow, the effect of which is that activities relating to the original axle design are effectively terminated. Dtomi had licensed the technology for the Air Spring Axle pursuant to an Exclusive Patent License Agreement (the "Patent License Agreement") dated December 10, 2004, by and among Dtomi, Lo-Tow, and John Simpson ("Simpson"), a director of Dtomi. Lo-Tow submitted to Dtomi a notice to terminate the Patent License Agreement for Dtomi's failure to pay license fees. Dtomi consented to the notice to terminate on March 29, 2005. Dtomi continues to pursue the implementation of an Air Spring Axle product, using what it believes will be a simpler, more cost-effective design.

                                  Dtomi, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


The Patent License Agreement provided Dtomi with exclusive rights to use the patent, develop and sell Dtomi's Air Spring Axle product, develop products based on the technology underlying the patent and to exclusively market such products for a term ending on May 19, 2019. The Patent License Agreement obligated Dtomi to pay a monthly license fee to Lo-Tow and to Simpson, the inventor of the technology, of $4,000 and $6,000, respectively. Additionally, the Patent License Agreement obligated Dtomi to, subject to certain terms and conditions, issue, not later than July 7, 2005, that number of shares of common stock of Dtomi to Lo-Tow and to Simpson such that Lo-Tow and Simpson would, upon issuance, holds 8.8% and 13.2% of all issued and outstanding shares of the Dtomi, respectively. The termination of the Patent License Agreement terminates these and other obligations during 2005.

Despite the termination of the Patent License Agreement, no directors or officers of Dtomi have resigned their positions. John R. Haddock will continue to serve as Chief Executive Officer and director, David M. Otto will continue to serve as Chairman of the Board of Directors and Secretary, and John Simpson will continue to serve as a director in order to pursue the implementation of a superior axle design and also explore expansion of the business through strategic acquisitions or mergers.

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

Allocation of the purchase price to the asset and liabilities was estimated as follows:

Patent                                                            $     392,599
Liabilities                                                            (300,000)
                                                                  -------------
Purchase Price                                                    $      92,559
                                                                  =============

The Company subsequently determined that its interests were best served by licensing the Patent rather than acquiring the Patent by an outright purchase. Accordingly, on August 5, 2003, the Company executed that certain Assignment of Patent Rights Agreement ("Assignment of Patent Rights Agreement") pursuant to which the Patent that the Company had previously acquired was assigned back to the seller/licensor. At the same time, the Company and the seller executed that certain Mutual Release and Termination Agreement ("Mutual Release and Termination Agreement"), pursuant to which the Asset Purchase Agreement was terminated.

In connection with the Patent assignment, the seller resigned from his position as President of the Company, effective July 31, 2003.

                                  Dtomi, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


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

On December 10, 2004, the Company executed a Settlement and Release Agreement terminating the Patent License Agreement as a result of a third party interest in the patent. Per the terms of the Settlement and Release Agreement, the Consulting Services Agreement dated July 31, 2003 was also terminated. At the same time, the Company, an individual, and the third party licensor executed an Exclusive Patent License Agreement pursuant to which the Company was granted an exclusive right and license to use the Patents for a term of fifteen years. An initial payment of $84,000 worth of the Company's stock was required to be issued to the Licensor, and thereafter the Company will pay monthly license fees in the amount of $6,000 to the individual and $4,000 to the Licensor. Upon the effective date defined under the agreement as the earlier of (i) a financing or
(ii) July 7, 2005, the Company is required to grant Licensor 8.8% of all issued and outstanding shares of stock and 13.2% to be granted to the individual. Such amounts are accrued pro-rata through December 31, 2004. The Company simultaneously executed a Consulting Services Agreement with the individual pursuant to which the individual agreed to provide services to the Company including producing, commercializing, and marketing the Air Spring Axle. Upon execution of the new license Agreement, the $300,000 liability was again reversed and a license expense of $27,000 was recognized. The license agreement was terminated in March 2005 (see Note 13).

Note 4   Property and Equipment
Property and equipment consisted of the following at December 31, 2004:

Trailers                                                                $ 8,427
Computers                                                                 2,052
                                                                        -------
Accumulated Depreciation                                                 (2,021)
                                                                        -------
                                                                        $ 8,458
                                                                        =======

                                  Dtomi, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


During 2003, $40,480 of computers and equipment net of accumulated depreciation of $22,400 were exchanged to settle debt of $78,139 to an affiliate (see Note
12).

Depreciation expense in 2004 was $3,719 and in 2003 was $22,587. The Company depreciated the trailers over a five-year life and the computers over a three-year life.

Note 5   Loans Payable

See Note 9 for various debt settlements for capital stock during 2004 and 2003.

Loans payable at December 31, 2004 consist of the following:

Loan payable, non-interest bearing, unsecured                           $150,000
Loan payable, non-interest bearing, unsecured                              9,000
                                                                        --------
                                                                        $159,000
                                                                        ========

Note 6   Convertible Debentures and Settlement

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

On November 11, 2003, 368,421 common shares were issued in exchange for the $35,000 convertible debenture and accrued interest of $2,503. Under the terms of the convertible debenture, $8,841 worth of stock was due instead of $35,000 worth, which was issued. The company incurred a settlement loss of $26,159 resulting in a credit to equity of $63,662. An additional 75,790 shares were issued in November 2003 for $15,000 of open loans payable resulting in a settlement gain of $7,800.

On May 18, 2004, 199,998 common shares and warrants to purchase 200,415 common shares at $0.18 per share were authorized in exchange for a $17,000 convertible debenture and accrued interest of $2,000. The company incurred a settlement loss of $13,660 resulting in a credit to equity of $32,660.

In September and October 2004, the Company issued four 10% one-year convertible debentures to four individuals for $11,698, $60,705, $6,121, and $6,388 cash. Upon expiration of one year or a Company filing of a registration statement for any of its securities, whichever is earlier, the holder's principal and accrued interest shall automatically convert into a fixed aggregate 790,805 common shares. Based upon the conversion rate, there was no beneficial conversion feature recorded.

Note 7   Accrued Compensation

                                  Dtomi, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


On October 1, 2003 the Company and the president at that time, terminated the president's employment agreement under a settlement agreement. The president was to receive 100,000 common shares and $250,000 in lieu of 500,000 shares previously granted to him. As of December 31, 2004 and 2003, the Company had not delivered the 100,000 shares, the 500,000 shares, or the $250,000 and was in default. Accordingly, all past, present and future amounts became due under the terminated employment agreement. Accrued compensation for all past and future amounts due to this employee at December 31, 2004 was $407,407. (See Note 12)

A disputed amount of $280,000 is accrued at December 31, 2004 for a former Director of Operations who has claimed certain amounts due to him pursuant to a December 2002 employment agreement and prior verbal employment arrangements.

A current employee of the Company has accrued compensation of $101,947 at December 31, 2004 for unpaid wages.

Note 8  Commitments

         A) Patent License and Consulting Agreement

         On November 25, 2004, the Company executed an Exclusive Patent License Agreement ("Exclusive Patent License Agreement"), to gain exclusive right and license to use the Patent for a term of fifteen years. An initial payment of $84,000 worth of stock was required, and thereafter the Company will continue to pay a monthly license fee in the amount of $10,000 through the term of the agreement. The Company also agreed to grant a sufficient quantity of common shares of the Company such that the Licensor shall own 8.8% and an individual shall own 13.2%. As of December 31, 2004, there were 10,662,843 common shares issuable under the contract. Licensor has the right to immediately terminate this Agreement in the event that the Licensee fails to obtain or maintain product liability insurance; file a petition in bankruptcy; fail to observe or perform any of the other covenants, conditions, or obligations of this Agreement; fail, after the occurrence of the Effective Date to meet 90% of its Gross Revenue Projections for any quarter during the following 36 months and fail to maintain the patent as required. Licensee agrees to defend, indemnify and hold Licensor, and its officers, directors, agents and employees, harmless against all costs, expenses and losses incurred through claims of third parties against Licensor based on the commercialization of the Licensed Products, including, but not limited to, actions founded on product liability or Licensee's breach of this Agreement, or negligence. Subsequent to December 31, 2004 the Patent License Agreement was terminated for failure to pay license fees (see Note 13). At the same time, the Company executed a certain Consulting Services Agreement ("Consulting Services Agreement) for consulting services, which include producing, commercializing and marketing its Air Spring Axle.

         (B) Employment Agreement

         On September 22, 2003, the Company executed a 5-year employment agreement (the "Agreement") for a Chief Executive Officer. For the first year, the employee will receive $100,000 per year, payable on a bi-weekly basis, dating back to August 15, 2003. For the duration of the employment period, the employee shall receive a salary at the

                                  Dtomi, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


         annual rate of $200,000. Immediately following the effective date of the Agreement, the employee received a signing bonus of $100,000, paid by issuance of 1,052,600 common shares valued at $0.095 per share and warrants to purchase 1,052,600 common shares at an exercise price of $0.18 per share, expiring on December 31, 2005. Under APB 25, the 1,052,600 shares issued were expensed immediately since they were a signing bonus, thus fully vested at the grant date. The employee was also granted options to purchase 910,125 common shares at an exercise price of $0.095 per share, expiring on September 22, 2008. Under APB 25 intrinsic value method, the warrants and options have no value. On December 2004 the Employment Agreement was amended whereby the Company issued 465,000 shares of common stock in settlement of all amounts owed as of that date. The shares were valued based on the contemporaneous offering price of $0.18 per share for a total value of $83,700, which resulted in recognizing a compensation expense in 2004.

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

Note 9   Stockholders' Deficiency

         (A) Reverse Split

         In April 2003, the Company affected a 1:20 reverse split of its outstanding common stock. All share and per share amounts in the accompanying financial statements have been retroactively restated to reflect the reverse split.

                                  Dtomi, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


         (B) Preferred Stock

         The Company has authorized 25,000,000 shares of preferred stock. The Board of Directors at its discretion may determine the rights and preferences of the preferred stock.

         (C) Common Stock

         In April 2003, the Company issued 400,000 common shares upon exercise of stock options at $0.05 per share.

         On May 21, 2003 and May 28, 2003, the Company authorized and issued 1,362,334 and 1,000,000 common shares, respectively, for consulting services under 6-month consulting agreements terminating on November 21, 2003 and November 28, 2003. Since the shares were considered fully vested and non-forfeitable upon issuance, they were valued based on the contemporaneous offering price of $0.13 per share, resulting in an aggregate value of $307,103. This amount was recognized over the 6-month term with the total amount of $307,103 recognized as consulting expense in 2003. In June 2003, the company authorized 1,400,000 common shares for services rendered. These shares are valued at $182,000 based on the contemporaneous offering price of $0.13 share. The Company recorded $65,000 as legal expenses, $52,000 as consulting expenses and $65,000 as compensation on the grant date. Of the 1,400,000 shares, 500,000 were issued by the transfer agent but not delivered to the intended recipient.(See Note 7 )

         In June 2003, 1,665,000 common shares were issued as settlement of loan payable and related interest of $329,084. The shares were valued based on the contemporaneous offering price of $0.13 per share for a total value of $216,450, which resulted in a gain on settlement of $112,634 during the quarter ended June 30, 2003.

         In June 2003, the Company received $30,000 for 230,769 common shares at $0.13 per share, which are reflected in issuable shares at December 31, 2004.

         During the quarter ended September 30, 2003, the Company initiated a Regulation D, Rule 506 offering of Units to accredited investors at $1,000 per Unit each Unit consisting of (i) 10,526 shares of the Company's common stock and (ii) a warrant to purchase 10,526 shares of the Company's common stock at an exercise price of $0.18 per share, expiring December 31, 2005. The Company may call the warrant at any time after the closing bid price for the common stock of the company has been at or above $0.60 per share for five (5) consecutive trading days. The warrant shall expire 45 days from the date the warrant is called. The purchasers of the Units as a group have the right to elect one Board member from the greater of two years from the closing date of the financing or until such time the holders own less than 25% of the total issued and outstanding shares. After closing of the financing, the Board may not increase outstanding shares of stock, stock options, or warrants beyond 15%, as long as the Unit holders have a Board seat, unless there is a unanimous vote of the Board. If that vote occurs, existing Unit holders are entitled to purchase additional shares at a 50% discount from the market price as defined. The Company is required to file a registration statement. If the registration statement is not declared effective by January 31, 2004, the Unit holders received penalty warrants equal to a percentage of the warrants, with a 12% maximum, included in the offering as follows:

                                  Dtomi, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


            January 31, 2004                                      0%
            February 29, 2004                                     6%
            March 31, 2004                                        9%
            April 1, 2004                                        12%

         During the quarter ended September 30, 2003, pursuant to the Regulation D Unit offering, the Company received subscription agreements for the purchase of 8,652,372 common shares and 8,652,372 warrants at $0.095 per share, or $822,000.


         During the quarter ended September 30, 2003, the Company authorized and issued 1,380,000 common shares for consulting services. The shares were valued at the contemporaneous sale price of $0.095 per share, resulting in an aggregate value of $131,100. This amount is recognized over the term of the consulting agreements, which range from 6 to 60 months, with $40,692 recognized as consulting expense in 2003 and $42,433 in 2004. $47,975 is recorded as a deferred consulting fee component of equity at December 31, 2004.

         During the quarter ended September 30, 2003, the Company authorized 5,199,154 common shares pursuant to the anti-dilution terms of a Consulting Agreement. The shares were valued at $0.095 resulting in an aggregate value of $493,920. This amount is recognized over the 5-year term of the agreement with $41,187 recognized as consulting expense in 2003 and $98,784 in 2004. $353,949 is recorded as a deferred consulting fee component of equity at December 31, 2004.

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

         In September 2003, 1,052,600 common shares were issued as a signing bonus and $100,000 compensation expense was recognized for the fully vested shares. (See Note 8(B))

         On July 9, 2003, the company authorized 30,000 common shares as consideration for services. The shares were valued at $0.095 per share, or $2,850. This amount is recognized over the 12-month term of the consulting agreement with $1,425 recognized as consulting expense in 2003 and $1,425 in 2004.

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

                                  Dtomi, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


         to settle a $35,000 convertible debenture and $2,503 accrued interest. As the debenture was convertible to only 93,060 common shares valued at $8,841, the Company recognized a settlement loss of $26,159. (See Note
         6)

         On December 10, 2003, the company authorized 100,000 common shares valued at $0.095 per share, or $9,500, in consideration for equity research services.

         During the quarter ended December 31, 2003, the Company granted 1,779,042 common shares under one-year consulting agreements and another 100,000 shares to extend an existing agreement by three months. The shares were valued at $0.095 per share, or an aggregate value of $178,509. This amount is recognized over the term of the consulting agreements, with $23,430 recognized as consulting expense in 2003 and $152,093 in 2004. $2,986 is recorded as a deferred consulting fee component of equity at December 31, 2004.

         During the quarter ended December 31, 2003, pursuant to the Regulation D Unit offering, the Company received subscription agreements for the purchase of 3,947,250 common shares and 3,947,250 warrants at $0.095 per share, or $375,000.

         During the quarter ended December 31, 2003, the company authorized and issued 1,204,422 common shares as commission on raising capital, resulting in a debit to additional paid-in capital of $1,204.

         During the quarter ended December 31, 2003, the Company authorized 1,686,135 common shares pursuant to the anti-dilution terms of a Consulting Agreement. (See Notes 3 and 8(A)) The shares were valued at $0.095 resulting in an aggregate value of $160,183. This amount is recognized over the 5-year term of the agreement with $34,949 recognized as a consulting expense in 2004 and $125,234 recorded a deferred consulting fee component of equity at December 31, 2004.

         During the quarter ended March 31, 2004, the Company granted 800,000 common shares to extend an existing consulting agreement by nine months and another 100,000 shares as additional compensation to an existing one-year agreement. The shares were valued at $0.095 per share, or an aggregate value of $85,500. This amount is recognized over the terms of the consulting agreements with $45,501 recognized as consulting expense through December 31, 2004 and $39,999 recorded as a deferred consulting fee component of equity at December 31, 2004.

         During the quarter ended March 31, 2004, the Company authorized 264,958 common shares pursuant to the anti-dilution terms of a Consulting Agreement. The shares were valued at $0.095 resulting in an aggregate value of $25,171. This amount is recognized over the remaining term of the agreement with $4,357 recognized as consulting expense through December 31, 2004 and $20,814 recorded as a deferred consulting fee component of equity at December 31, 2004.

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

         During the quarter ended June 30, 2004, the Company authorized 516,561 common shares pursuant to the anti-dilution terms of a Consulting Agreement. The shares were valued at $0.095 per share resulting in an aggregate value of $49,073. This amount is recognized over the remaining term of the agreement with $6,009 recognized as consulting expense through December 31, 2004 and $43,064 recorded as a deferred consulting fee component of equity at December 31, 2004.

                                  Dtomi, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


         During the quarter ended June 30, 2004, the Company authorized and issued 50,000 common shares under a one-year consulting agreement. The shares were valued at $0.095 per share, or $4,750. This amount is recognized over the term of the agreement with $3,167 recognized as consulting expense through December 31, 2004 and $1,583 recorded as a deferred consulting fee component of equity at December 31, 2004.

         In May 2004, the company authorized 199,994 common shares and issued 178,942 common shares with 21,052 issuable at December 31, 2004, and a warrant to purchase 200,415 common shares at an exercise price of $0.18 per share to settle a $17,000 convertible debenture and $2,000 accrued interest. A settlement loss of $13,660 was recognized during the quarter ended June 30, 2004.

         On May 18, 2004, 368,410 common shares were purchased by three individuals for $35,000 or $0.095 per share cash pursuant to the offering. The investors also received warrants to purchase 381,041 common shares at $0.18 per shares, expiring December 31, 2005.

         On May 18, 2004, an investor exercised warrants for 6,316 common shares and paid the exercise price of $0.18 per share for total proceeds of $1,137.

         On June 16, 2004, the Company received $50,000 from two individuals for 277,776 common shares at $0.18 per share.

         During the quarter ended June 30, 2004, the Company entered into settlement agreements to resolve monies owed to the Company for 950,000 shares issued before payment was received and to resolve finder fees and expenses owed by the Company related to various stock issuances. According to the terms of the agreements, $31,250 owed to the Company in subscriptions receivable is cancelled by $31,250 owed by the Company in finders' fees and expenses. The Company is obligated to issue warrants to purchase 85,614 common shares at a purchase price of $0.001 per share at any time 60 days from the date of issuance of such warrants. The company received $49,000 cash leaving $10,000, which was expensed as consulting at December 31, 2004.

         On July 20, 2004, the Company authorized and issued 2,500,000 common shares under a one-year consulting agreement. The shares were valued at $0.095 per share, or $237,500 based on recent cash sales. This amount is recognized over the term of the consulting agreement, with $98,958 recognized as a consulting expense through December 31, 2004 and $138,542 recognized as a component of deferred consulting fees at December 31, 2004.

         In August 2004, the Company authorized and issued 200,000 common shares under a 6-month employment agreement. The shares were valued at $0.095 per share, or $19,000 based on recent cash sales. The contract was terminated early and $19,000 is recognized as compensation expense through December 31, 2004.

                                  Dtomi, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


         On August 20, 2004, the company authorized and issued 2,202,408 common shares as a settlement and 320,000 common shares for services previously rendered. The shares were valued at $0.095 per share, or an aggregate value of $239,629 based on recent cash sales. The Company recognized $209,229 as settlement expense and $30,400 as consulting expense during the quarter ended September 30, 2004.

         During the quarter ended September 30, 2004, the Company authorized the issuance of 1,500,000 common shares to a related party in a transaction that provides for the proceeds of the sales of the shares issued to be credited against a liability owed for legal services performed on behalf of the company by the related party. 1,000,000 common shares were issued in September 2004 and 500,000 common shares issued in October 2004. The shares were valued at $0.095 per share, or $142,500 based on recent cash sales. This amount was recognized as a legal expense at September 30, 2004.

         During the quarter ended September 30, 2004, the Company authorized 1,902,002 common shares pursuant to the anti-dilution terms of a Consulting Agreement. The shares were valued at $0.095 per share resulting in an aggregate value of $180,690. This amount is recognized over the remaining term of the agreement with $11,784 recognized as consulting expense through December 31, 2004 and $168,906 recorded as a deferred consulting fee component of equity at December 31, 2004.

         During the quarter ended December 31, 2004, the Company authorized and issued 1,000,000 common shares under a one-year consulting agreement and 300,000 common shares under a three-month consulting agreement. The shares were valued at $0.095 per share, or $123,500 based on recent cash sales. This amount is recognized over the term of the consulting agreements, with $25,333 recognized as a consulting expense through December 31, 2004 and $98,167 recorded as a component of deferred consulting fees at December 31, 2004.

         During the quarter ended December 31, 2004, the Company authorized the issuance of 500,000 common shares under a nine-month consulting agreement to a former employee. The shares were valued at the trading price of $0.18 per share or $90,000. $37,044 of this amount settled compensation due the former employee. The balance of $52,956 being recognized over the term of the consulting agreement with, $4,413 recognized as a consulting expense through December 31, 2004 and $48,543 recorded as a component of deferred consulting fees at December 31, 2004.

         During the quarter ended December 31, 2004, the Company authorized the issuance of 700,000 common shares under a license agreement to settle $300,000 in accrued expenses and $215,000 in deferred consulting expenses. The shares were valued at $0.16 per share, the quoted trading price or $112,000. A license expense of $27,000 is recognized at December 31, 2004.

                                  Dtomi, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


         During the quarter ended December 31, 2004, the Company authorized the issuance of 1,200,000 common shares to a related party in a transaction that provides for the proceeds of the sales of the shares issued to be credited against a liability owed for legal services performed on behalf of the company by the related party. The shares were valued at the trading price of $0.18 per share, or $216,000. This amount was recognized as a legal expense at December 31, 2004.

         During the quarter ended December 31, 2004, the Company authorized the issuance of 465,000 common shares to an employee in a transaction that provides for the proceeds of the sales of the shares issued to be credited against accrued compensation owed the employee. The shares were valued at the trading price of $0.18 per share, or $83,700. This amount was recognized as a consulting expense at December 31, 2004.

         During the quarter ended December 31, 2004, the Company authorized the issuance of 420,000 common shares under a one-year Edgar filing services agreement. The shares are valued at the trading price of $0.15 per share, or $63,000. This amount is recognized over the term of the agreement, with $63,000 recorded as a component of deferred filing fees at December 31, 2004. The agreement also authorized 500,000 warrants to purchase common shares at $0.25 per share.

         During the quarter ended December 31, 2004, the Company authorized the issuance of 1,806,025 common shares pursuant to the anti-dilution terms of a Consulting Agreement. The shares were valued at $0.095 per share resulting in an aggregate value of $171,573. This amount is recognized over the remaining term of the agreement with $171,573 recorded as a deferred consulting fee component of equity at December 31, 2004.

         (D) Common Stock Warrants

         In September 2003, the Company issued 1,052,000 warrants in connection with the issuance of 1,052,000 common shares for a signing bonus at an exercise price of $0.18. The warrants expire on December 31, 2006. (See
         Note 9 (C))

         In November 2003, the Company issued 444,211 warrants at an exercise price of $0.18 in connection with the issuance of 368,421 common shares to settle a $35,000 convertible debenture and 75,790 common shares to settle a $15,000 open loan outstanding. The warrants expire on December 31, 2006. (See Note 9 (C)).

         During the quarter ended December 31, 2003, pursuant to the Regulation D Unit offering, the Company granted 13,149,622 warrants to purchase common shares at an exercise price of $0.18 in conjunction with the issuance of 13,149,622 common shares upon receipt of subscription agreements. The warrants expire on December 31, 2006.

         In April 2004, the Company issued 547,352 warrants at an exercise price of $0.18 in connection with the issuance of 178,942 and 368,410 common shares under a private placement. The warrants expire on December 31, 2006. (See Note 9 (C)).

         In May 2004, the Company granted 200,415 warrants to purchase common shares at an exercise price of $0.18 in conjunction with the issuance of 199,994 common shares to settle a convertible debenture. The warrants expire on December 31, 2006.

         In May 2004, the Company granted 381,041 warrants to purchase common shares at an exercise price of $0.18 in conjunction with the issuance of 381,041 common shares. The warrants expire on December 31, 2006.

         In May 2004, one investor exercised 6,316 warrants to purchase common shares at an exercise price of $0.18, or $6,316.

         During the quarter ended June 30, 2004, the Company granted 85,614 warrants to purchase common shares at an exercise price of $0.001 in conjunction with debt settlement agreements. The warrants expire on December 31, 2006.

         During the quarter ended June 30, 2004, the Company incurred penalties under the registration rights terms of the recent Regulation D Rule 506 offering for failure to file a registration statement timely. The company is obligated to issue 1,823,254 warrants exercisable at $0.18 per share. These warrants were valued using the Black-Scholes method, incurring a penalty expense of $172,556 as of June 30, 2004.The warrants expire on December 31, 2006.

                                  Dtomi, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


         In December 2004, the Company granted 500,000 warrants to purchase common shares at an exercise price of $0.25 per share in conjunction with an Edgar filing services agreement. The warrants expire on December 31, 2009. The warrants were valued at $74,350 using the Black-Scholes pricing model with an interest rate of 1.96%, volatility of 384%, zero dividends and expected term of 2 years.

         At December 31, 2004 there were warrants outstanding as follows:
         17,591,579 shares at an exercise price of $0.18 expiring December 31, 2006; 85,614 shares at an exercise price of $0.001 expiring December 31, 2006 and 500,000 shares at an exercise price of $0.25 expiring December 31, 2009. Total warrants outstanding at December 31, 2004 of 18,177,193.

         (E) Common Stock Options

         Officers, employees or directors of the Company or other such persons who are not employees as the Plan Administrator shall select in accordance with the plan terms are awarded non-transferable incentive or non-qualified options periodically for the purchase of common stock of the Company under the Company's 2001 Stock Option Plan (the "Plan") which authorizes grants for up to 2,000,000 shares of the Company's common stock and was effective December 1, 2001. The options, which typically expire not greater than ten years from the grant date, but may expire earlier as determined by the compensation committee of the Board of Directors, vest as determined by the compensation committee of the Board of Directors. If vesting is not specified, the options shall vest at 20% per year over a period of five years. Upon termination of employment, for any reason other than cause, death, or disability, all rights to exercise options shall terminate three months after the date of employment termination. If termination is due to death or disability, all rights to exercise options shall terminate one year after such date. If termination is for cause, all rights to exercise options shall terminate on the date of employment termination.

         Under a 5-year employment agreement with its new president, effective September 22, 2003, the president was granted options to purchase 1,052,600 common shares exercisable at $0.18 per share, expiring December 31, 2005 and options to purchase 910,125 common shares at $0.095 per share expiring December 31, 2005. Under the intrinsic value method, the options had no value.

         A summary of the options issued to officers and for legal services during 2003 and 2004 and changes during those years is presented below:

                                                                      Weighted Average
                                                     Number of Options Exercise Price
                                                        ------------   ------------
Stock Options
Balance at January 1, 2003                                   142,690   $       0.14
Granted                                                    3,196,440   $       0.16
Exercised                                                         --   $         --
Forfeited                                                         --   $         --
                                                        ------------   ------------
Balance at December 31, 2003                               3,339,130   $       0.16
                                                        ============   ============

Options exercisable at December 31, 2003                   3,339,130   $       0.16
                                                        ------------   ------------
Weighted average fair value of options granted during                  $      0.095
  the period                                                           ============

                                  Dtomi, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


                                                           Number        Weighted Average
                                                         of Options       Exercise Price
                                                        -------------   -------------
Stock Options
Balance at January 1, 2004                                  3,339,130   $        0.16
Granted                                                            --   $          --
Exercised                                                          --   $          --
Forfeited                                                          --   $          --
                                                        -------------   -------------
Balance at December 31, 2004                                3,339,130   $        0.16
                                                        =============   =============

Options exercisable at December 31, 2004                    3,339,130   $        0.16
                                                        -------------   -------------
Weighted average fair value of options granted during                   $        0.00
  the period                                                            =============


         The following table summarizes information about employee stock options outstanding at December 31, 2004:

                               Options Outstanding                                              Options Exercisable
----------------------------------------------------------------------------------    -----------------------------------------
                                                    Weighted          Weighted              Number
                         Number Outstanding          Average          Remaining             Average              Weighted
         Range of          at December 31,         Contractual         Exercise           Exercisable at          Average
      Exercise Price           2004                   Life              Price           December 31, 2004       Exercise Price
      ---------------   --------------------     ---------------    --------------    ----------------------    ---------------
$               0.10                91,590         2.89 Years    $          0.10                    91,590   $            0.10
                        --------------------                        --------------    ----------------------    ---------------
        0.095 - 0.18              1,962,725        1.00 Years               0.14                  1,962,725               0.14
                        ====================                        ==============    ======================    ===============
                0.20              1,284,815        .92 Years                0.20                  1,284,815               0.20
                        ====================                        ==============    ======================    ===============
                                 3,339,130                       $          0.16                 3,339,130   $            0.16
                        ====================                        ==============    ======================    ===============

Note 10  Income Taxes

There was no income tax expense for the years ended December 31, 2004 and 2003 due to the Company's net losses.

The Company's tax expense differs from the "expected" tax expense (benefit) for the years ended December 31, 2003 and 2002, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                2004            2003
                                            ------------    ------------
Computed "expected" tax expense (benefit)   $   (911,824)   $   (726,668)
Equity based expenses                            418,725         264,693
Change in valuation allowance                   (492,559)        461,975
                                            ------------    ------------
                                            $         --    $         --
                                            ============    ============

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2004 are as follows:

                                  Dtomi, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


Deferred tax assets:
Net operating loss carryforward   $ 2,797,225
                                  -----------
Total gross deferred tax assets     2,797,225
Less valuation allowance           (2,797,225)
                                  -----------
Net deferred tax assets           $        --
                                  ===========

The Company has a net loss carryforward of approximately $8,227,133 at December 31, 2004 due to a change in business on April 1, 2003, $5,500,000 of this is not useable and will expire in years through 2024.

The valuation allowance at January 1, 2004 was $2,304,666. The net change in valuation allowance during the year ended December 31, 2004 was an increase of $492,559.

Note 11   Concentrations

         (A) Concentration of Credit Risk

         The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At December 31, 2004, the Company had $625 in United States bank deposits. The Company has not experienced any losses in such accounts through December 31, 2004

         (B) Concentration of Patent License

         The Company licenses its technology under a patent license with a principal stockholder/consultant and a third party ("Licensor"). The principal stockholder became a principal stockholder by virtue of the 13.2% anti-dilution clause of the consulting agreement (see Notes 3 and 13).

Note 12   Related Parties

In October 2003, the Company settled $78,139 due to an affiliate by exchanging it for $40,480 of net property and equipment. A settlement gain of $37,659 was recognized (see Note 4).

At December 31, 2004, the Company has $255,449 due to its outside legal counsel firm. The principal of that firm is a director of the Company. Legal expenses from this firm were approximately $720,000 and $309,000 in 2004 and 2003, respectively. There was also a loan payable of $59,000 to the legal counsel firm relating to expenses paid on behalf of the Company.

During 2004 the Company entered into a loan with an officer for $15,000 for one month, due on August 16, 2004 bearing annual interest of 8%, secured by the Company's vehicle. The loan is in default due to non-payment and the vehicle was sold to satisfy the loan. A settlement expense of $1,832 was recorded.

Certain amounts are due to the former president and Director of the Company (see
Note 7).

                                  Dtomi, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2004


Note 13   Subsequent Events

On Feb 16, 2005, the company announced the signing of a letter of intent to license a new, much superior design for its Air Spring Axle(TM). The new design is lighter, simpler, and more cost-effective than the original version and can support trailer capacities of over 20 tons.

Effective, March 29, 2005, the license pursuant to which Dtomi, Inc., a Nevada corporation ("Dtomi"), licensed the technology for its Air Spring Axle product was been terminated by the licensor, Lo-Tow, the effect of which is that activities relating to the original axle design are effectively terminated. Dtomi had licensed the technology for the Air Spring Axle pursuant to an Exclusive Patent License Agreement (the "Patent License Agreement") dated December 10, 2004, by and among Dtomi, Lo-Tow, and John Simpson ("Simpson"), a director of Dtomi. Lo-Tow submitted to Dtomi a notice to terminate the Patent License Agreement for Dtomi's failure to pay license fees. Dtomi consented to the notice to terminate on March 29, 2005. Dtomi continues to pursue the implementation of an Air Spring Axle product, using what it believes will be a simpler, more cost-effective design.

The Patent License Agreement provided Dtomi with exclusive rights to use the patent, develop and sell Dtomi's Air Spring Axle product, develop products based on the technology underlying the patent and to exclusively market such products for a term ending on May 19, 2019. The Patent License Agreement obligated Dtomi to pay a monthly license fee to Lo-Tow and to Simpson, the inventor of the technology, of $4,000 and $6,000, respectively. Additionally, the Patent License Agreement obligated Dtomi to, subject to certain terms and conditions, issue, not later than July 7, 2005, that number of shares of common stock of Dtomi to Lo-Tow and to Simpson such that Lo-Tow and Simpson would, upon issuance, holds 8.8% and 13.2% of all issued and outstanding shares of the Dtomi, respectively. The termination of the Patent License Agreement terminates these and other obligations.

Despite the termination of the Patent License Agreement, no directors or officers of Dtomi have resigned their positions. John R. Haddock will continue to serve as Chief Executive Officer and director, David M. Otto will continue to serve as Chairman of the Board of Directors and Secretary, and John Simpson will continue to serve as a director in order to pursue the implementation of a superior axle design and also explore expansion of the business through strategic acquisitions or mergers.

In January through March 2005 the Company issued 15,670,000 common shares for services. The shares are valued at the quoted trade price on the grant date and the resulting cost will be recognized into expenses over the service periods.

In February 2005 the Company sold 1,500,000 common shares at $0.10 per share in exchange for a subscription promissory note for $150,000.

ITEM  8A.  CONTROLS  AND  PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports filed by us with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on their most recent evaluation, which was completed during the period covered by this report, our Chief Executive Officer, who is also our principal financial officer, believes that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2004. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.


                                    PART III


ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS

Dtomi's directors and executive officers are as follows as of March 31, 2005:

     Name                              Position                                      Appointment
     ----                              --------                                      -----------
John R. Haddock (1)          Chief Executive Officer and Director                    September, 22 2003
John Simpson                 Director                                                April 7, 2003
David M. Otto                Chairman of the Board of Directors and Secretary        January 21, 2002


     (1) Mr. Haddock, using the services of professional advisors, is responsible for our accounting and financial reporting.
     (2) Mr. Simpson resigned as President on July 31, 2003.

JOHN HADDOCK, AGE 58, CHIEF EXECUTIVE OFFICER AND DIRECTOR

Prior to joining Dtomi, Inc., Mr. Haddock was the president and CEO of Phymetrics, Inc. the world's leading manufacturer of surface analysis equipment where he led a major transformation of the organization and positioned Phymetrics as the only global, integrated analytical services and equipment company.

From 1994 to 1997 Mr. Haddock held senior marketing positions at Ryder System, Inc. rising to the position of the Senior Vice-President Marketing. Prior to joining Ryder, he worked for General Electric for 14 years.

Mr. Haddock has a B.Sc in Mechanical Engineering, (First Class Honors) from the University of Birmingham, England 1969, and an MBA from Harvard Business School in 1972.

JOHN SIMPSON, AGE 51, DIRECTOR

Mr. Simpson is a member of the Board of Directors, and a former President, of Dtomi. Mr. Simpson is the inventor of the AirSpring AxleTM and, as President, Mr. Simpson will oversee the implementation of Dtomi's business plan and the deployment of the AirSpring AxleTM technology. Mr. Simpson has extensive experience in the automotive industry. For the past 14 years he has worked on imported motor vehicles, converting vehicles from left to right hand driving capabilities. Prior to joining Dtomi, Mr. Simpson established and developed an import/export business in Australia, dealing with the U.S., Asia and European markets. In 1986, Mr. Simpson established a wholesale U.S. corporation focusing on the U.S. commodities business. Within three years, his corporation was the premier producer in this market with headquarters in San Francisco. Mr. Simpson has also designed and developed a number of unique products, all covered under various patents or with patents pending.

DAVID M. OTTO, AGE 46, DIRECTOR AND SECRETARY

Mr. Otto, an attorney by profession, began his law practice on Wall Street in New York, where he focused on significant corporate transactions and equity and debt offerings for investment banks, venture capital firms and Fortune 1000 companies. In 1991, Mr. Otto relocated to Seattle in order to dedicate his extensive experience in corporate law and finance, mergers and acquisitions, corporate governance, public and private securities offerings and venture capital financing to entrepreneurs, technology innovators, start-up and emerging growth businesses. In July of 1999, Mr. Otto founded his own firm, The Otto Law Group, PLLC, in Seattle, Washington, to better serve technology-based start-up and emerging growth companies with respect to corporate finance, securities, strategic development, corporate governance, mergers, acquisitions and venture capital and private equity matters. Mr. Otto has authored "Venture Capital Financing" and "Taking Your Company Public" and lectured to businessmen, accountants, lawyers, and graduate students at the University of Washington Business School on venture capital financing and public offerings of securities. He is currently a member of the Board of Directors of Saratoga Capital Partners, Inc., which provides consulting services to the Company in connection with the development of new business ventures and a member of the board of directors of Renaissance Window Fashions, Inc. He is also a member of the American Bar Association Committee on the Federal Regulation of Securities and Subcommittee on the 1933 Act and Chairman of the Legislation Subcommittee for the ABA' s Venture Capital and Private Equity Committee. Mr. Otto is admitted to practice law in New York and Washington. Mr. Otto graduated from Harvard University in 1981 with his A.B. in Government - Political Philosophy and Fordham University School of Law in 1987 where he earned his Juris Doctorate and served as a Commentary Editor for the Fordham International Law Journal.

Our directors are elected at the annual meeting of the shareholders and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal.

None of our executive officers or key employees are related by blood, marriage or adoption to any other director or executive officer.

Director's Compensation

Pursuant to a Non-employee Director Agreement dated March 1, 2005, Dtomi has paid John Simpson 5,000,000 shares of common stock in exchange for performing his duties as a director of Dtomi. Mr. Simpson has agreed to a two-year term, ending on March 1, 2007.

Dtomi's other directors do not receive any stated salary for their services as directors or members of committees of the Board of Directors, but by resolution of the board, a fixed fee may be allowed for attendance at each meeting. Directors may also serve the Company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity. Reasonable travel expenses of directors in connection with the performance of their duties for Dtomi may be reimbursed upon approval of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers, and persons who own 10% or more of Dtomi common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, Dtomi believes that no filings were timely made by those persons who filed reports. o Code of Ethics for Chief Executive Officer and Senior Financial Officers

The Company has adopted a code of ethics for the CEO and Senior Financial Officers (Code of Ethics) which is required to be signed by each such officer, and is maintained on file by the Company. A copy of the Code of Ethics will be provided to you, free of charge, upon your written request to the Company sent to the attention of John Haddock, Chief Executive Officer, Dtomi, Inc., 950 S. Pine Island Road, Suite A150, Plantation, Florida 33324.
If the Company makes any substantive amendments to the Code of Ethics, or grants any waiver, including any implicit waiver, from a provision of the Code of Ethics to the Chief Executive Officer or the Chief Financial Officer (which position is currently vacant), the Company will disclose the nature of such amendment or wavier in a report on Form 8-K.


ITEM 10.   EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth all the compensation earned by the person serving as the Chief Executive Officer (Named Executive Officer) during the fiscal years ended December 31, 2004 and 2003 and any other officers who have earned greater than $100,000 in total salary and bonuses during the 2004 or 2003 fiscal years.

                             Annual Compensation                    Long-Term Compensation
                 ------------------------------------------ ----------------------------------
                                                          Awards                Pay-Outs
                                                    --------------------      ----------------
                                                    Securities
                                            Other   Restricted
                                           Annual   Underlying
  Name and                                 Compen-    Stock                    All Other LTIP
  Principal                 Salary  Bonus  sation    Award(s)  Options         Compensation
  Position         Year      ($)     ($)     ($)      ($)      /SARs (#)        Payouts ($)
-------------- -- ----------------- ------------------- -----------------     ---------------

John R.           2004     $200,000         -0-  -0-    -0-      -0-           -0-      -0-
Haddock (1)       2003     $37,500  note (2)-0-  -0-   $100,000  1,052,600     -0-      -0-
CEO and Director

John              2004     $-0-     -0-     -0-        -0-       -0-      -0-  -0-      -0-
Simpson (3)       2003     $-0-     -0-     -0-        -0-       -0-      -0-  -0-      -0-
President

John "JT"         2004     $-0-     -0-     -0-  -0-   -0-       -0-      -0-  -0-      -0-
Thatch (4)        2003     $100,000 -0-     -0-  -0-   -0-       -0-      -0-  -0-      -0-
CEO, Treasurer
and Director

David M. 2004     $-0-     $-0-     -0-     -0-  -0-   -0-       -0-      -0-  -0-      -0-
Otto (5)          2003     $-0-   $ -0-     -0-  -0-   -0-       -0-      -0-  -0-      -0-
Secretary
and Director

(1) Mr. Haddock was appointed CEO and Director on September 22, 2003.

(2) On September 22, 2003, Mr. Haddock received a signing bonus, valued at $100,000, of 100 units. Each unit consists of (i) 10,526 shares of Dtomi's common stock and (ii) a warrant to purchase 10,526 shares of common stock at an exercise price of $0.18 per share, such warrant to expire on December 31, 2005. On March 31, 2005, Dtomi filed a reoffer prospectus on Form S-8 covering the registration for resale of 3,052,600 shares of common stock (including the 1,052,600 issued to Mr. Haddock as part of a signing bonus on September 22,
2003) issued to Mr. Haddock, the proceeds of which are to be credited against accrued, unpaid salary owed to Mr. Haddock and future salary, if any.

(3) Mr. Simpson was appointed President on April 7, 2003 and resigned his position on July 31, 2003. Mr. Simpson remains a director. While Mr. Simpson is not currently an officer of Dtomi, on March 31, 2005, Dtomi filed a reoffer prospectus on Form S-8 covering the registration for resale of 5,000,000 shares of common stock issued to Mr. Simpson for his services in his capacity a director of Dtomi, for a two-year term ending on March 1, 2007.

(4) Mr. Thatch was appointed on January 28, 2002 and resigned his position on April 7, 2003. Dtomi has a dispute with Mr. Thatch regarding the 1,831,798 shares of common stock. The dispute involves whether an employment agreement and arrangements related to Mr. Thatch's employment were validly approved by the Board of Directors.

(5) Mr. Otto was appointed as Secretary and director on January 21, 2002. While Mr. Otto is not compensated for his services in his capacity as Secretary of Dtomi, on March 31, 2005, Dtomi filed a reoffer prospectus on Form S-8 covering the registration for resale of 6,500,000 shares of common stock issued to Mr. Otto, the proceeds of which are to be credited against accrued, unpaid legal fees for legal services performed by Mr. Otto for Dtomi.

Stock Options Granted in Fiscal 2004

The following table sets forth certain information concerning grants of options made during fiscal 2004 to the named executive officers.

                          Number of
                         Securities                                    Exercise
                         Underlying          Percent of Total           or Base         Fair Market
                           Options          Options Granted to           Price           Value on         Expiration
       Name              Granted(#)          Employees in 2004          ($/SH)         Date of Grant         Date
-------------------- -- -------------- ---- -------------------- ---- ------------ --- -------------- -- -------------
  John R. Haddock            -0-                    N/A                   N/A               N/A              N/A

   David M. Otto             -0-                    N/A                   N/A               N/A              N/A

Aggregate Stock Option Exercises and Year-End Option Value Table

The following table sets forth certain information concerning option exercises in fiscal 2004, the number of stock options held by the Named Executive Officers as of December 31, 2004 and the value (based on the fair market value of a share of stock at fiscal year-end) of in-the-money options outstanding as of such date.

                      Number of
                      Shares
                      Acquired                           Number of Unexercised              Value of Unexercised
                        on              Value            Options Held at Fiscal           In-the-Money Options at
                      Exercise         Realized                Year-End(#)                    Fiscal Year-End(1)
Name                     (#)             ($)           Exercisable     Unexercisable     Exercisable      Unexercisable
------------------ -- ----------- -- ------------ --- ------------ -- ------------- -- -------------- -- -------------
                         -0-             N/A            910,125           N/A               -0-              N/A
John R. Haddock
David M. Otto            -0-             N/A              N/A             N/A               N/A              N/A

---------------------------

(1) Options are in-the-money if the fair market value of the common stock exceeds the exercise price of the option. The closing sale price for the Company's common stock as reported by the NASDAQ Trading and Market Services on December 30, 2004 was $0.12 per share.

Employment Agreement

On September 22, 2003, Dtomi entered into an employment agreement with John Haddock, our Chief Executive Officer and a director. The employment agreement has a term of 5 years. For the first year, Dtomi will pay Mr. Haddock $100,000 per year, dating back to August 15, 2003. For the duration of the employment period, Mr. Haddock shall receive a salary at the annual rate of $200,000. As a signing bonus, Mr. Haddock received 1,052,600 shares of common stock and a warrant to purchase an additional 1,052,600 shares of common stock for a purchase price of $0.18 per share, through December 31, 2006, upon which the warrant will expire.

o        Director's Compensation and Non-Employee Director Agreement

One of our directors, John Simpson, is compensated for his services to the company in his capacity as a director. Such compensation is made pursuant to a Non-employee Director Agreement dated March 1, 2004. Pursuant to the Non-employee director agreement, Mr. Simpson received 5,000,000 shares of common stock and must serve for a term of two years.

Our two remaining directors, John R. Haddock and David M. Otto, do not receive any stated salary for their services as directors or members of committees of the board of directors, but by resolution of the board, a fixed fee may be allowed for attendance at each meeting. Directors may also serve the company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity. Upon their election to the board, non-employee directors are paid $1,500 per day on days board meetings are held, with an annual limit of $4,000. Reasonable travel expenses are reimbursed.

Stock Option Plan

The Board of Directors currently administers the 2000 Stock Option Plan (the "2000 Plan") and 2001 Stock Option Plan (the "2001 Plan"). Each of the 2000 Plan and the 2001 Plan provides for the grant of options (incentive and non-statutory), to officers, employees and independent contractors capable of contributing to the Company's performance. The Company has reserved an aggregate of 5,000,000 shares of common stock for grants under the 2000 Plan and an aggregate of 5,000,000 shares of common stock for grants under the 2001 Plan. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended. As of December 31, 2004, the Company had outstanding non-statutory options for 3,339,130 shares of the Company's common stock. These options have a term of five years from the date of grant, unless earlier terminated in accordance with the provisions of the Plan and applicable stock option agreements. The exercise prices of all of the options granted as of December 31, 2004 range from $0.95 to $.20 per share. The options generally have scheduled vesting, which either vested immediately upon grant or were subsequently accelerated by the Board. Upon expiration or termination of unexercised options, the unpurchased shares subject to such options will again be available for purposes of the Plan.

During fiscal 2004, the Company issued common stock purchase warrants to service providers for a total of 1,167,070 shares of common stock. Of these warrants, 581,456 have an exercise price of $0.18 per share, have vested and expire on December 31, 2006; 85,614 have an exercise price of $.001 and expire December 31, 2006, and, 500,000 have an exercise price of $0.25 per share, have vested and expire on December 10, 2009. The warrants are subject to anti-dilution provisions in the event of stock dividends, stock splits, and the like. The warrants contain registration rights and the shares underlying these warrants are included for re-sale in a registration statement currently under review.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our shares of voting stock as of February 15, 2005 by: (i) each person who is known by us to beneficially own more than 5% of the issued and outstanding shares of common stock; (ii) Chief Executive Officer; (iii) the directors; and (iv) all of the executive officers and directors as a group. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

                                                     Amount and nature of
       Name and address of beneficial owner          beneficial ownership          Percentage of Common Stock(1)

John R. Haddock
950 S. Pine Island Rd, Suite A-150
Plantation, Florida 33324                            4,105,200 (2)                                    7.36%

John Simpson
950 S. Pine Island Rd, Suite A-150
Plantation, Florida 33324                            6,111,992                                       11.15%

David M.
Otto
950 S. Pine Island Rd, Suite A-150
Plantation, Florida 33324                            6,500,000                                       11.86%

Officers and Directors as a Group (3 persons)        16,717,192                                      30.37%

(1) Based on a total of 54,774,133 shares of our common stock issued and outstanding as of March 31, 2005.

(2) Mr. Haddock currently holds 3,052,600 shares of Dtomi's common stock and warrants to purchase an aggregate of 1,052,600 shares of common stock at an exercise price of $0.18 per share, such warrant to expire on December 31, 2005.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

John Simpson, a director of Dtomi, is also a 60% beneficial holders of equity securities of Lo-Tow. Effective, March 29, 2005, the license pursuant to which Dtomi had licensed the technology for its Air Spring Axle product has been terminated by the licensor, Lo-Tow, the effect of which is that activities relating to the original axle design are effectively terminated. Dtomi had licensed the technology for the Air Spring Axle pursuant to an Exclusive Patent License Agreement (the "Patent License Agreement") dated December 10, 2004, by and among Dtomi, Lo-Tow and Mr. Simpson. On January 24, 2005 and February 11, 2005 Lo-Tow submitted to Dtomi notices to terminate the Patent License Agreement for Dtomi's failure to pay license fees. Dtomi consented to the notice to terminate on March 29, 2005.

Pursuant to a Non-employee Director Agreement dated March 1, 2005, Dtomi has paid Mr. Simpson 5,000,000 shares of common stock in exchange for performing his duties as a director of Dtomi. Mr. Simpson has agreed to a two-year term, ending on March 1, 2007. Dtomi believes that arrangement with OLG to be fair because Dtomi cannot pay cash to Mr. Simpson, and Mr. Simpson has an intimate knowledge of Dtomi's Air Spring Axle business.

Dtomi has an engagement agreement with the law firm, The Otto Law Group, PLLC ("OLG"), David Otto, our Chairman of the Board of Directors and Secretary holds all equity securities of OLG. Dtomi has agreed to issue 5,000,000 shares of common stock, registered for resale to Mr. Otto, the sales of which are to be credited against fees due and owing OLG. Dtomi believes that arrangement with OLG to be fair because Dtomi cannot pay cash to OLG, while OLG has agreed to provide legal services until such time a Dtomi can compensate OLG for its services.

On September 22, 2003, Dtomi entered into an employment agreement with John Haddock, our Chief Executive Officer and a director. The employment agreement has a term of 5 years. For the first year, Dtomi will pay Mr. Haddock $100,000 per year, dating back to August 15, 2003. For the duration of the employment period, Mr. Haddock shall receive a salary at the annual rate of $200,000. As a signing bonus, Mr. Haddock received 1,052,600 shares of common stock and a warrant to purchase an additional 1,052,600 shares of common stock for a purchase price of $0.18 per share, through December 31, 2006, upon which the warrant will expire. Dtomi has agreed to issue 2,000,000 shares of common stock, registered for resale to Mr. Haddock, the sales of which are to be credited against compensation due and owing OLG. Dtomi believes that arrangement with OLG to be fair because Dtomi cannot pay cash to Mr. Haddock, Mr. Haddock has an intimate knowledge of Dtomi's Air Spring Axle business, and the compensation Dtomi has agreed to pay is not more that the compensation paid to executive officers with similar duties to companies in similar situations as Dtomi.


ITEM 13.   EXHIBITS LIST AND REPORTS ON FORM 8-K

A.       Exhibits

The exhibits in the accompanying Exhibit Index are filed as part of this Report on Form 10-KSB or are incorporated by reference.

B. Reports on Form 8-K

On December 16, 2004, Dtomi filed a Current Report on Form 8-K stating, under "Item 1.01 Entry into a Material Definitive Agreement." that on December 13, 2004, Dtomi entered in the an Exclusive Patent License Agreement with Low-Tow.

ITEM 14.   CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, Dtomi carried out an evaluation of the effectiveness of the design and operation of Dtomi's disclosure controls and procedures. This evaluation was carried out by John R< Haddock, Dtomi's Chief Executive Officer and principal financial officer, who concluded that Dtomi's disclosure controls and procedures are effective. There have been no significant changes in Dtomi's internal controls or in other factors, which could significantly affect internal controls subsequent to the date Dtomi carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Dtomi's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Dtomi's reports filed under the Exchange Act is accumulated and communicated to management, including Dtomi's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.


ITEM 15.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Dtomi was billed by its accountants approximately $50,000 and $48,000 during the years ended December 31, 2004 and 2003, respectively for fees and expenses related to professional services rendered in connection with the year end audits of the consolidated financial statements and reviews of the quarterly consolidated financial statements.

Audit-Related Fees

Dtomi was not billed any additional fees that are not disclosed under audit fees in each of the last two calendar years for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements.

Tax Fees

Dtomi was not billed any fees for tax compliance, tax advice and tax planning, including the preparation of certain tax returns for the years ended December 31, 2004 and 2003.

All Other Fees

There have been no other material fees charged for accounting products or services other than those described above for the years ended December 31, 2004 and 2003.

Audit Committee Pre-Approval Process, Policies and Procedures

The appointment of Salberg & Company, P.A.. was approved by the Board of Directors as the principal auditors for Dtomi. Three members of the Company's Board of Directors, David M. Otto, John R. Haddock and John Simpson, currently serve as the audit committee. The board plans to establish, but has not yet established, pre-approval policies and procedures in connection with services to be rendered by the independent auditors.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, Dtomi, Inc. has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DTOMI, INC.


Date: May 19, 2005             By:   /s/ John Haddock
                                     -------------------------------------------
                                     John Haddock, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on its behalf of Dtomi, Inc. And in the capacities indicated.


    Signature                 Title                                    Date
    ---------                 -----                                    ----

/s/ John Haddock              Chief Executive Officer, Director      05/19/05
------------------
John Haddock



/s/ David M. Otto             Chairman of the Board, Secretary       05/19/05
------------------
 David M. Otto



/s/ John Simpson              Director                               05/19/05
------------------
 John Simpson

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

31.1 Certification of Chief Executive Officer of Dtomi, Inc. required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2 Certification of principal financial officer of Dtomi, Inc. required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1 Certification of Chief Executive Officer and principal financial officer of Dtomi, Inc. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C.
            Section 1350