Form 10QSB
period 2005-03-31
DTOMI INC
filed 2005-05-27
CIK 1083721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                          900 Fourth Avenue, Suite 3140
                            Seattle, Washington 98164
               (Address of principal executive offices, zip code)

                                 (954) 673-0333
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of March 31, 2005 there were 42,774,133 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):
[_] Yes [X] No

                                   DTOMI, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE PERIOD ENDED MARCH 31, 2005

                                      INDEX

Index                                                                                                  Page
Part I.  Financial Information
         Item 1.  Financial Statements

                  Balance Sheet as of  March 31, 2005 (unaudited)

                  Statements of Operations - for the three months ended March 31, 2005 and 2004
                  (unaudited)

                  Statements of Cash Flows for the three months ended March 31, 2005 and 2004
                  (unaudited)

                  Notes to Unaudited Financial Statements

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations

         Item 3.  Controls and Procedures

Part II. Other Information
         Item 1.  Legal Proceedings
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         Item 5.  Other Information
         Item 6.  Exhibits

Signatures

Certifications

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-QSB release contains "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, the company's ability to, (i) manufacture the Air Spring Axle(TM);
(ii) distribute the Air Spring Axle(TM); (iii) effect a business combination transaction with Renaissance Window Fashions, Inc.; (iv) secure capital; and (v) achieve and manage growth. Additional factors that will impact the company's success include the company's ability to attract and retain qualified personnel; the company's ability to develop new services; and other factors discussed in Dtomi's filings with the Securities and Exchange Commission ("SEC").

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                   Dtomi, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 2005
                                   (Unaudited)

                                     Assets

Current Assets
Cash                                                                   $         --
                                                                       ------------
Total Current Assets                                                             --
                                                                       ------------

Property and Equipment, net                                                   7,866
                                                                       ------------


Total Assets                                                           $      7,866
                                                                       ============

        Liabilities & Stockholders' Deficiency
Current Liabilities
Cash Overdraft                                                         $      1,049
Loan payable                                                                159,000
Loan payable - related party                                                 59,000
Accounts payable                                                            164,884
Accounts payable - related party                                            425,667
Accrued interest                                                             87,095
Due to officer                                                                4,793
Due to affiliate                                                             14,289
Convertible debenture                                                        84,912
Accrued license fees                                                         90,000
Accrued compensation                                                        847,540
Payroll liabilities                                                           3,208
Other accrued expenses                                                      121,685
                                                                       ------------
Total Current Liabilities                                                 2,063,122
                                                                       ------------

Commitments and Contingencies (Note 8)
Stockholders' Deficiency
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
     none issued and outstanding                                                 --
Common stock, $0.001 par value, 100,000,000 shares authorized,
     (42,174,133 shares issued and outstanding)                              42,174
Common stock issuable, at par value (13,451,821 shares)                      13,452
Additional paid-in capital                                               11,520,965
Accumulated deficit through March 31, 2003                               (5,702,783)
Deficit accumulated during the development stage                         (6,251,136)
                                                                       ------------
                                                                           (377,328)
Less subscriptions receivable                                              (150,000)
Less deferred filing fees                                                  (103,013)
Less deferred consulting fees                                              (562,415)
Less deferred compensation                                                 (862,500)
                                                                       ------------

Total Stockholders' Deficiency                                           (2,055,256)
                                                                       ------------

Total Liabilities and Stockholders' Deficiency                         $      7,866
                                                                       ============

                 See accompanying notes to financial statements

                                   Dtomi, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                             From
                                                               Three Months    Three Months              April 1, 2003
                                                                  Ended            Ended       (Inception of Development Stage) to
                                                              March 31, 2005  March 31, 2004            March 31, 2005
                                                               ------------    ------------    -----------------------------------
Revenues                                                       $         --    $         --    $                                --

Cost of Revenues                                                         --              --                                     --
                                                               ------------    ------------    -----------------------------------

Gross Profit                                                             --              --                                     --
Operating Expenses
Compensation                                                        371,300          53,344                              1,583,242
Consulting                                                          228,426         137,276                              1,668,194
Depreciation                                                            592             790                                 19,678
General and administrative                                           40,231          56,053                                474,411
License Fee                                                          20,000              --                                241,000
Professional fees                                                   881,458          73,317                              1,956,703
Rent                                                                  7,331           5,625                                 51,340
Impairment loss                                                          --              --                                392,559
Sales, marketing and advertising                                         --           7,809                                 47,137
                                                               ------------    ------------    -----------------------------------
Total Operating Expenses                                          1,549,338         334,214                              6,434,264
                                                               ------------    ------------    -----------------------------------
Loss from Operations                                             (1,549,338)       (334,214)                            (6,434,264)
                                                               ------------    ------------    -----------------------------------
Other Income (Expense)
Interest expense                                                     (8,700)         (4,010)                               (94,033)
Settlement gain (loss), net                                              --           4,986                                277,160
                                                               ------------    ------------    -----------------------------------
Total Other Income (Expense), Net                                    (8,700)            976                                183,127
                                                               ------------    ------------    -----------------------------------
Net Loss                                                       $ (1,558,038)   $   (333,238)   $                        (6,251,137)
                                                               ============    ============    ===================================
Basic and Diluted Net Loss Per Common Share:                   $      (0.03)   $      (0.01)   $                             (0.20)
                                                               ============    ============    ===================================
Basic and Diluted Weighted average common shares outstanding     49,552,281      33,658,743                             30,821,430
                                                               ============    ============    ===================================

                 See accompanying notes to financial statements

                                   Dtomi, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                From
                                                                                                            April 1, 2003
                                                                Three Months Ended March 31,   (Inception of Development Stage) to
                                                                    2005            2004                    March 31, 2005
                                                                 -----------    -----------    -----------------------------------
Cash Flows from Operating Activities:
Net Loss                                                         $(1,558,038)   $  (333,238)   $                        (6,251,137)
Adjustments to reconcile net loss to net cash
     used in operating activities
Stock based expenses for services                                    960,300             --                              1,771,106
Loss on license settlement                                                --             --                               (103,495)
Loss on debt settlement                                                   --             --                                 39,819
Loss on settlement                                                        --             --                                211,060
Depreciation                                                             592            790                                 19,678
Settlement gain on patent                                                 --             --                               (392,559)
Impairment loss on patent                                                 --             --                                392,559
Deferred consulting amortization                                     220,925        108,526                              1,207,609
Deferred compensation amortization                                    37,500             --                                 56,500
Deferree filing fees amortization                                     34,338             --                                 34,338
Penalty expense                                                           --             --                                173,693
Subscription receivable                                                   --         47,500
Changes in operating assets and liabilities:
(Increase) decrease in:
Deferred consulting                                                       --         15,000                                 85,000
Increase (decrease) in:
Accounts payable                                                      41,304        (39,886)                                25,557
Accounts payable, related party                                      170,218        (11,734)                               153,470
Accrued compensation                                                  58,193             --                                792,234
Accrued interest and expenses                                          8,700         65,750                                208,217
Due to officer                                                         4,793             --                                  4,793
Due to affiliate                                                          --           (340)                                61,437
Payroll liabilities                                                       --             --                                  3,209
Accrued license fees                                                  12,000         10,000                                 90,000
Other accrued liabilities                                              7,501             --                                  7,501
                                                                 -----------    -----------    -----------------------------------
Net cash used in operating activities                                 (1,674)      (185,132)                            (1,361,911)
                                                                 -----------    -----------    -----------------------------------

Cash Flows from Investing Activities
Purchase of property and equipment                                        --        (21,053)                               (29,478)
                                                                 -----------    -----------    -----------------------------------
Net used in investing activities                                          --        (21,053)                               (29,478)
                                                                 -----------    -----------    -----------------------------------

Cash Flows from Financing Activities
Cash Overdraft                                                         1,049             --                                  1,049
Proceeds from affiliate loans                                             --             --                                (15,408)
Proceeds from short term borrowing                                        --             --                                 59,000
Proceeds from convertible debentures                                      --             --                                121,912
Proceeds from loan payable                                                --             --                                 15,000
Proceeds from sale of common stock, net of offering costs                 --             --                              1,209,507
                                                                 -----------    -----------    -----------------------------------
Net Cash Provided by Financing Activities                              1,049             --                              1,391,060
                                                                 -----------    -----------    -----------------------------------

Net Increase (Decrease) in Cash                                  $      (625)   $  (206,185)   $                              (329)
Cash and Cash Equivalents at Beginning of Period                         625        238,313                                    329
                                                                 -----------    -----------    -----------------------------------

                                                                 -----------    -----------    -----------------------------------
Cash and Cash Equivalents at End of Period                       $        --    $    32,128    $                                --
                                                                 ===========    ===========    ===================================

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for:
   Interest                                                      $        --    $        --    $                                --
   Income Taxes                                                  $        --    $        --    $                                --

Supplemental Disclosure of Non-Cash Investing and Financing
Activities:

Settlement of $294,530 of debt and $44,616 of accrued interest
with stock                                                       $        --    $        --    $                           339,146
Loan payable converted to a convertible debenture                $        --    $        --    $                            15,000
Shares issuable reported as deferred consulting                  $        --    $   110,671    $                           110,671
Cancellation of license common shares                            $   862,992    $        --    $                           862,992
Common shares issued as deferred compensation                    $   385,000    $        --    $                           385,000
Common shares issued for subscription promissory note            $   150,000    $        --    $                           150,000

                 See accompanying notes to financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)

NOTE 1 BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------------------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Company's Annual Report Form 10-KSB for the year ended December 31, 2004.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Activities during the development stage include development of the business plan, fundraising activities, development of prototypes and demonstration products, creation of marketing materials and website, presentation of the product to trailer manufacturers and other prospects, development of engineering documentation, development of customer support functions and implementation of other elements of the business plan

NOTE 2 RELATED PARTY
--------------------

At March 31, 2005, $425,667 of Accounts Payable Related Party is due to a law firm whose principal is a director of the Company.

NOTE 3 TERMINATION OF LICENSE AGREEMENT
----------------------------------------

In February 2005 the Company was notified of the licensor's termination of the license agreement under various provisions including non-payment of certain license fees. Management has taken the position that none of the anti-dilution shares that are payable at the earlier of (i) a financing of Dtomi, Inc., or
(ii)July 2005 are issuable to the licensor or designess as a result of the termination. Accordingly, the Company cancelled 10,662,843 issuable common shares previously authorized under the anti-dilution provisions of the license agreement. The cancellation resulted in the reversal of the $862,992 unamortized portion of deferred fees against additional paid-in capital and a charge against additional paid-in capital for the $10,663 par value of the cancelled shares. (see Note 4)

NOTE 4 STOCKHOLDERS' DEFICIENCY
-------------------------------

COMMON STOCK

During the quarter ended March 31, 2005, the Company authorized the issuance of 5,000,000 common shares under a two-year Non-Employee Director Agreement. The shares were valued at the trading price of $0.18 per share, or $900,000. This amount is recognized over the term of the consulting agreement, with $37,500 recognized as a compensation expense and $862,500 recognized as a component of deferred compensation at March 31, 2005.

During the quarter ended March 31, 2005, the Company authorized the issuance of 2,000,000 common shares to an employee in a transaction that provides for the proceeds of the sales of the shares issued to be credited against accrued compensation owed the employee. These shares replace the 465,000 shares previously authorized for this employee. The shares were valued at the trading price of $0.18 per share, or $360,000 of which $83,700 was recognized as consulting expense in 2004 and $276,300 in 2005.

During the quarter ended March 31, 2005, the Company authorized the issuance of 5,000,000 common shares to a related party in a transaction that provides for the proceeds of the sales of the shares issued to be credited against a liability owed for legal services performed on behalf of the company by the related party. These shares replace the 1,200,000 shares previously authorized for this related party. The shares were valued at the trading price of $0.18 per share, or $900,000 of which $216,000 was recognized in 2004 and $684,000 was recognized in 2005.

During the quarter ended March 31, 2005, the Company issued 2,750,000 common shares to extend an existing consulting agreement by a term of one-year. The shares were valued at the trading price of $0.14 per share, or $385,000. This amount is recognized over the term of the consulting agreement, with $60,789 recognized as compensation expense and $324,211 recognized as deferred compensation at March 31, 2005.

During the quarter ended March 31, 2005, the Company issued 1,500,000 common shares at a price of $0.10 per share of $150,000 for a promissory note receivable. This amount is reflected as a subscription receivable at March 31, 2005.

In February 2005 the Company cancelled 10,662,843 issuable common shares previously authorized under the anti-dilution provisions of the license agreement. The cancellation resulted in the reversal of the $862,992 unamortized portion of deferred fees against additional paid-in capital and a charge against additional paid-in capital for the $10,663 par value of the cancelled shares. (see Note 3)

WARRANTS AND OPTIONS

At March 31, 2005, there were warrants to purchase 17,591,579 shares at an exercise price of $0.18 expiring December 31, 2006; 85,614 shares at an exercise price of $0.001 expiring December 31, 2006 and 500,000 shares at an exercise price of $0.25 expiring December 31, 2009. Total warrants outstanding at March 31, 2005 were 18,177,193.


NOTE 5 GOING CONCERN
--------------------

As reflected in the accompanying financial statements, the Company has a net loss for the three months ended March 31, 2005 of $1,558,038, a stockholders' deficiency of $2,055,256 and a deficit accumulated during the development stage of $6,251,136 at March 31, 2005; cash used in operations for the three months ended March 31, 2005 of $1,674, a working capital deficit of $2,063,122 at March 31, 2005, and is a development stage company with no revenues. In addition, the license agreement was terminated by the licensor in February 2005. Cancellation of the license agreement is a significant factor in the Company's ability to generate future revenues under its current business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues.

NOTE 6 SUBSEQUENT EVENTS
------------------------

In April 2005, the Company authorized the issuance of 500,000 common shares under a 13-month consulting agreement. The shares were valued at the quoted trading price of $0.03 per share or a total of $15,000 to be recognized over the term of the agreement.

In May 2005, the Company authorized an offering of up to 10,000,000 common shares at $.005 per share. The Company accepted the offer from a related party director to purchase 6,000,000 shares for $30,000. The $30,000 cash was paid directly to a service provider on behalf of the Company.

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

OVERVIEW

Dtomi is a Florida-based, publicly traded company that is developing the Air Spring AxleTM, an innovative suspension system for small and medium sized trailers (under 26,000lb GVWR) that allows the rear of the trailer to be lowered to ground level. In February, 2005, Dtomi announced the signing of a Letter of Intent to license a new design for its Air Spring AxleTM. In addition to its capacity to handle significantly higher payloads, the new design is lighter, simpler and more cost-effective. Dtomi previously worked toward development of prior generation suspension technology that it licensed through an Exclusive Patent License Agreement with the "Agreement") with Lo-Tow Axles Pty. Ltd, which Agreement was terminated effective March 29, 2005.

AIR SPRING AXLETM

Unlike conventional designs that have axles running underneath the trailer, each wheel in the Air Spring AxleTM is attached to a trailing arm axle running parallel to the side of the trailer, which can be raised and lowered with an air spring. The air springs are inflated from an air tank charged by a 12V compressor. Power for the compressor can come from the towing vehicle's battery or an auxiliary battery mounted on the trailer. A simple electrical switch is used to raise or lower the trailer. The axle arrangement is simple and robust. A single axle trailer is currently rated to 5,000 lb GVWR, but the design is scalable for different trailer capacities. The company believes the Air Spring AxleTM provides significant benefits for loading, unloading and transporting cargoes such as contractor equipment, motorcycles, horses and household items.

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

DEVELOPMENT

Based on feedback obtained from field visits with our single axle prototype trailer, the company has focused its resources on first developing a 10,000 lb GVWR tandem (dual) axle trailer suitable for transporting payloads of approximately 7500 lbs such as contractor equipment. The ease of loading and unloading the Air Spring AxleTM makes the trailer particularly suitable for loading scissor lifts, skid steer loaders and other heavy, bulky equipment.

We remain a development stage company and have not generated any revenue from customers to date. We have no material agreements, arrangements or understandings with any customers. We plan to generate revenues through the sale of our Air Spring AxleTM device.

During 2004 and the first quarter of 2005, the company sought additional financing to fund the construction of three tandem axle demonstration trailers and expand its marketing efforts. The company continues to seek additional capital for that purpose. Without the demonstration trailers and the ability to test drive them, potential customers have been unwilling to commit to placing orders with Dtomi.

GOING CONCERN

Our company is in the development stage, has no revenues, and since inception of this development stage on April 1, 2003 has incurred cumulative losses of $6,251,137, which includes net losses of $1,558,038 in the three months ended March 31, 2005. Our current liabilities exceed our current assets and our Exclusive Patent License Agreement with Lo-Tow Axles Pty. Ltd. has been terminated. These conditions give rise to substantial doubt about Dtomi's ability to continue as a going concern. Dtomi's ability to fully commence its operation and generate revenues or its ability to obtain additional funding will determine its ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

The Company had no recorded revenues or cost of revenues for the quarter ending March 31, 2005, no change from the quarter ending March 31, 2004.

There were no sales and marketing expenses for the quarter ending March 31, 2005, as compared to $7,809 for the quarter ending March 31, 2004.

General and administrative expenses decreased to $40,231 for the quarter ending March 31, 2005, a decrease of 28% over expenses of $56,053 for the quarter ending March 31, 2004. General and administrative expenses in this first quarter of 2005 consist primarily of amortization of deferred filing fees of $34,337 and other general corporate and office expenses.

License fees were $20,000 for the quarter ending March 31, 2005, versus no license fees in the quarter ending March 31, 2004.

Interest expense was $8,700 for the quarter ending March 31, 2005, an increase of 117% over expense of $4,010 for the quarter ending March 31, 2004. This interest expense consists of interest on various loans and convertible debentures.

Compensation expense for the quarter ending March 31, 2005 as $371,300, compared to $53,344 for the quarter ending March 31, 2004, an increase of 596%. Compensation expense for the current year consist of salaries paid to the Company's officers and included $276,300 in stock issued to an employee of which the proceeds of the sales of the shares issued are to be credited against accrued compensation owed the employee.

Professional fees increased to $884,458 for the quarter ending March 31, 2005, an increase of 1102% over such costs for the quarter ending March 31, 2004 at $73,317. These professional fees consist of stock issued to a related party in a transaction that provides for the proceeds of the sales of the shares issued to be credited against a liability owed for legal services performed on behalf of the company by the related party.

Consulting fees expense for the quarter ending March 31, 2005 was $228,426, an increase of 66% over expenses of $132,276 for the quarter ending March 31, 2004. The consulting fees in this first quarter of 2005 primarily relate to amortization of deferred consulting fees from various stock based consulting agreements.

Depreciation expense for the quarter ending March 31, 2005 was $592, a decrease of 25% compared to $790 for the quarter ending March 31, 2004.

The net loss for the quarter ending March 31, 2005 is $1,558,038 (net loss per share of $0.03) compared to the quarter ending March 31, 2004, $333,238 (net loss per share of $0.01).

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

Dtomi has no cash and cash equivalents, total current liabilities of $2,063,122 and total assets of $7,866 at March 31, 2005. The Company continues to incur costs, but has not secured adequate new revenue to cover the costs.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

Dtomi currently operates through the willingness of certain of its directors, officers, consultants and professional advisors to continue working on behalf of Dtomi for no cash compensation, though Dtomi has an obligation to pay such cash compensation. Dtomi has no cash and will only be able to satisfy its cash requirements through raising additional funds in the next 12 months. Subject to the availability of adequate financing, Dtomi will continue to focus on bringing its innovative Air Spring AxleTM suspension product to market.

To that end, in February, 2005, the company announced the signing of a Letter of Intent to license a new, much superior design for its Air Spring AxleTM. In addition to its capacity to handle significantly higher payloads, the new design is lighter, simpler and more cost-effective.

Subsequently, effective March 29, 2005, the original license pursuant to which Dtomi, Inc. had licensed the technology for its Air Spring Axle product was terminated by the licensor, Lo-Tow Axles Pty. Ltd., an entity existing under the laws of Australia ("Lo-Tow"). As a result, the activities directly relating to the original axle design were effectively terminated. Dtomi consented to the notice to terminate on March 29, 2005. The Patent License Agreement obligated Dtomi to pay a monthly license fee to Lo-Tow and to Simpson, the inventor of the technology, of $4,000 and $6,000, respectively. Additionally, the Patent License Agreement obligated Dtomi to issue,, subject to certain terms and conditions, shares of common stock of Dtomi to Lo-Tow and to Simpson. The termination of the Patent License Agreement terminates these and other obligations.

Priority will now be placed on adapting the new design for use on a 10,000lb GVWR tandem (dual) axle utility trailer. This trailer will initially be targeted to the contractor equipment and contractor equipment rental markets where the Axle's ease of loading provides clear commercial benefits. Approximately $250,000 is required, primarily in one-time costs, to make the dual axle utility trailer production ready. The material risk associated with attempting to bring the trailer into production is that Dtomi may not be able to raise sufficient funds to accomplish such task. An additional risk is that even if the trailer is successfully in production, we may not sell a sufficient number of trailers to become profitable.

The plan of operation for the next 12 months requires approximately $1,000,000 and would take place during the course of the 12 months following such funds being available to Dtomi. If Dtomi is unsuccessful in obtaining the funds required for the next 12 months, it will be forced to partner with another company, scale back intended operations or shut down its operations.

The company recognizes that, without additional financing, the market success of the Air Spring AxleTM is highly uncertain and Dtomi must adapt its business operations to this reality. We are therefore concurrently seeking to broaden and transform our business base through the acquisition of innovative, value-differentiated products and services. Our focus is on revenue generating businesses poised for rapid growth that can benefit from being part of a public company but benefit from the sharing of resources and the sharing of costs associated with public filings and compliance.

We have limited funds with which to pursue the acquisition of new business opportunities, as we have generated losses since our inception. In our pursuit of acquiring new business opportunities, we anticipate needing additional funds to cover legal and accounting expenses, due diligence expenses and other costs.

SUBSEQUENT EVENTS

On May 3, 2005, Dtomi entered into a letter of intent to acquire Renaissance Window Fashions, Inc of Oxnard, CA. Renaissance is a wholesale manufacturer of customer window coverings, has sales revenue of over six million dollars and serves the $5 billion window treatments market through a diverse base of customers including department stores and independent dealers. The company is looking to grow significantly through expanded market presence and increased product manufacturing. The letter of intent is non-binding and the proposed transaction is subject to customary closing conditions, including required stockholder's approval.

In an agreement signed, May 6, 2005, the company engaged Clayton, Dunning & Company Inc., a full service NYC-based investment bank, as its investment banker and corporate finance advisor. In addition to financial advice, Clayton Dunning will assist with financing, mergers and acquisitions.

ITEM 3. CONTROLS AND PROCEDURES.

Within 90 days prior to the filing of this report, Dtomi carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer, who also acts as Dtomi's principal financial officer, of the design and operation of its disclosure controls and procedures. Based on this evaluation, Dtomi's Chief Executive Officer concluded that Dtomi's disclosure controls and procedures are effective for the gathering, analyzing and disclosing of information that Dtomi is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Dtomi's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of this evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Dtomi is not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On May 13, 2005, Dtomi offered and sold 500,000 shares of common stock to Clayton Dunning & Company, Inc. ("Clayton Dunning"), in partial consideration for the performance of certain financial advisory services to Dtomi. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On May 13, 2005, Dtomi offered and sold 6,000,000 shares of common stock to David M. Otto, a director, Secretary and sole holder of securities of The Otto Law Group, PLLC, at an offering price of $0.005 per share, for total proceeds of $30,000, which proceeds were used to pay outstanding fees owed by Dtomi to auditors of Dtomi. The offering was made pursuant to Rule 506, promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On May 13, 2005, Dtomi published a press release stating that it had entered into a non-binding letter of intent to acquire Renaissance Window Fashions, Inc., a company with principal administrative offices in Oxnard, California. Renaissance is a designer and manufacturer of hard window treatments for the window coverings industry, selling their product through independent business owners/decorators and department stores. The proposed transaction is subject to customary closing conditions, including required stockholder's approval.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Form 8-K Filings

On March 30, 2005, Dtomi filed a Form 8-K, disclosing under Item 1.02 ("Termination of a Material Definitive Agreement"), that effective, March 29, 2005, the license pursuant to which Dtomi, Inc., a Nevada corporation ("Dtomi"), licensed the technology for its Air Spring Axle product has been terminated by the licensor, Lo-Tow Axles Pty. Ltd., an entity existing under the laws of Australia ("Lo-Tow"), the effect of which is that activities relating to the original axle design are effectively terminated. Dtomi had licensed the technology for the Air Spring Axle pursuant to an Exclusive Patent License Agreement (the "Patent License Agreement") dated December 10, 2004, by and among Dtomi, Lo-Tow and John Simpson ("Simpson"), a director of Dtomi. Lo-Tow submitted to Dtomi a notice to terminate the Patent License Agreement for Dtomi's failure to pay license fees. Dtomi consented to the notice to terminate on March 29, 2005. The Form 8-K also disclosed that Dtomi continues to pursue the implementation of an Air Spring Axle product, using what it believes will be a simpler, more cost-effective design.

(b) Exhibits

Exhibit
Number            Description

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

3.2.1 Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

10.1 Financial Consulting Agreement dated April 2005 by and between Clayton Dunning & Company Inc. and Dtomi, Inc.

31.1              CEO Certification Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

31.2              CEO Certification Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

(b) No such reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Dtomi, Inc.
                                       (Name of Registrant)

Date:  May 27, 2005                    By: /s/ John Haddock
                                           -------------------------------------
                                           John Haddock
                                           Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit
Number            Description

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

3.2.1 Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

10.1 Financial Consulting Agreement dated May 6, 2005 by and between Clayton Dunning & Company Inc. and Dtomi, Inc.

31.1              CEO Certification Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

31.2              CEO Certification Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.