Form 10QSB
period 2005-06-30
DTOMI INC
filed 2005-08-22
CIK 1083721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

                          601 Union Street, Suite 4500
                            Seattle, Washington 98101
               (Address of principal executive offices, zip code)

                                 (954) 673-0333
              (Registrant's telephone number, including area code)

                          900 Fourth Avenue, Suite 3140
                            Seattle, Washington 98164
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of June 30, 2005 there were 60,774,133 shares of the Registrant's common stock, $0.001 par value per share, outstanding. As of August 15, 2005 there were 99,999,133 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):
|_| Yes |X| No

                                   DTOMI, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE PERIOD ENDED JUNE 30, 2005

                                      INDEX


Index                                                                       Page

Part I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Balance Sheet as of June 30, 2005 (unaudited).   2

                 Consolidated  Statements  of Operations - for
                 the  three  months and six month ended June 30, 2005 and 2004
                 (unaudited)................................................   3

                 Consolidated Statements of Cash Flows for the
                 six months ended June 30, 2005 and 2004 (unaudited)........   4

                 Notes  to  Unaudited  Consolidated  Financial
                 Statements.................................................   5

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..................................   7

         Item 3. Controls and Procedures....................................  10

Part II. Other Information

         Item 1. Legal Proceedings..........................................  10
         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds  11
         Item 3. Defaults Upon Senior Securities............................  11
         Item 4. Submission of Matters to a  Vote of Security Holders.......  11
         Item 5. Other Information..........................................  11
         Item 6. Exhibits...................................................  11

Signatures..................................................................  12

Certifications..............................................................  13

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-QSB release contains "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, Dtomi's ability to, (i) manufacture the Air Spring Axle(TM); (ii) distribute the Air Spring Axle(TM); (iii) effect a merger, acquisition or other business combination transaction with a third entity; (iv) secure capital; and
(v) achieve and manage growth. Additional factors that will impact Dtomi's success include Dtomi's ability to attract and retain qualified personnel; Dtomi's ability to develop new services; and other factors discussed in Dtomi's filings with the Securities and Exchange Commission ("SEC").

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

                           Dtomi, Inc. and Subsidiary
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                  June 30, 2005
                                   (Unaudited)

                                     Assets

Current Assets
Cash                                                               $         --
                                                                   ------------
Total Current Assets                                                         --
                                                                   ------------

 Property and Equipment, net                                              7,274
                                                                   ------------

 Total Assets                                                      $      7,274
                                                                   ============

                     Liabilities & Stockholders' Deficiency
Current Liabilities
Cash Overdraft                                                     $      1,130
Loan payable                                                            159,000
Loans payable - related parties                                          60,200
Accounts payable                                                        159,604
Accounts payable - related parties                                      502,324
Accrued interest                                                         95,891
Due to affiliate                                                         14,289
Convertible debentures                                                   84,912
Accrued license fees                                                     90,000
Accrued compensation                                                    958,117
Payroll liabilities                                                       3,209
Other accrued expenses                                                  129,185
                                                                   ------------
Total Current Liabilities                                             2,257,861
                                                                   ------------

Commitments and Contingencies (Notes 3 and 5)
 Stockholders' Deficiency
 Preferred stock, $0.001 par value, 25,000,000 shares authorized,
      none issued and outstanding                                            --
 Common stock, $0.001 par value, 100,000,000 shares authorized,
      (58,674,133) shares issued and outstanding)                        58,674
 Common stock issuable, at par value (1,951,821 shares)                   1,952
 Additional paid-in capital                                          11,560,964
 Accumulated deficit through March 31, 2003                          (5,702,783)
 Deficit accumulated during the development stage                    (7,009,962)
                                                                   ------------
                                                                     (1,091,155)
 Less deferred filing fees                                              (68,675)
 Less deferred consulting fees                                         (340,757)
 Less deferred compensation                                            (750,000)
                                                                   ------------

 Total Stockholders' Deficiency                                      (2,250,587)
                                                                   ------------

 Total Liabilities and Stockholders' Deficiency                    $      7,274
                                                                   ============

                 See accompanying notes to financial statements

                           Dtomi, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                        From
                                                                                                                   April 1, 2003
                                                       For The Three Months             For The Six Months         (Inception of
                                                         Ended June 30,                   Ended June 30,          Development Stage)
                                                      2005            2004             2005            2004       to June 30, 2005
                                                 -------------------------------------------------------------------------------
Revenues                                         $         --    $         --     $         --    $         --      $         --

Cost of Revenues                                           --              --               --              --                --
                                                 -------------------------------------------------------------------------------

Gross Profit                                               --              --               --              --                --
Operating Expenses
Compensation                                          373,077          75,087          744,377         128,431         1,956,319
Consulting                                            244,157         129,820          472,583         267,096         1,912,351
Depreciation                                              592           1,182            1,184           1,972            20,270
General and administrative                             35,952         235,361           76,183         291,414           510,363
License Fee                                                --              --           20,000              --           241,000
Professional fees                                      89,368          73,810          970,826         147,127         2,046,071
Rent                                                    6,470           6,859           13,801          12,484            57,810
Impairment loss                                            --              --               --              --           392,559
Sales, marketing and advertising                          414             180              414           7,989            47,551
                                                 -------------------------------------------------------------------------------
Total Operating Expenses                              750,030         522,299        2,299,368         856,513         7,184,294
                                                 -------------------------------------------------------------------------------
Loss from Operations                                 (750,030)       (522,299)      (2,299,368)       (856,513)       (7,184,294)
                                                 -------------------------------------------------------------------------------
Other Income (Expense)
Interest expense                                       (8,796)         (4,169)         (17,496)         (8,179)         (102,829)
Settlement gain (loss), net                                --         (13,660)              --          (8,674)          277,160
                                                 -------------------------------------------------------------------------------
Total Other Income (Expense), Net                      (8,796)        (17,829)         (17,496)        (16,853)          174,331
                                                 -------------------------------------------------------------------------------
Net Loss                                         $   (758,826)   $   (540,128)    $ (2,316,864)   $   (873,366)     $ (7,009,963)
                                                 ===============================================================================
Basic and Diluted Net Loss Per Common Share:     $      (0.01)   $      (0.02)    $      (0.04)   $      (0.03)     $      (0.21)
                                                 ===============================================================================
Basic and Diluted Weighted average
  common shares outstanding                        58,724,855      35,252,842       54,163,907      34,455,792        33,914,258
                                                 ===============================================================================

                 See accompanying notes to financial statements

                           Dtomi, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                 From
                                                                                                            April 1, 2003
                                                                                                            (Inception of
                                                                             Six Months Ended June 30,     Development Stage)
                                                                                2005           2004        to June 30, 2005
                                                                             -----------    -----------      -----------
Cash Flows from Operating Activities:
Net Loss                                                                     $(2,316,864)   $  (873,366)     $(7,009,963)
Adjustments to reconcile net loss to net cash
     used in operating activities
Stock based expenses for services                                              1,110,300        172,556        1,921,106
Loss on license settlement                                                            --             --         (103,495)
Gain on debt settlement                                                               --         13,660               --
Loss on debt settlement                                                               --          1,972           39,819
Loss on settlement                                                                    --             --          211,060
Depreciation                                                                       1,184             --           20,270
Settlement gain on patent                                                             --             --         (392,559)
Impairment loss on patent                                                             --             --          392,559
Deferred consulting amortization                                                 457,583        207,263        1,444,267
Deferred compensation amortization                                               150,000             --          169,000
Deferree filing fees amortization                                                 68,675             --           68,675
Penalty expense                                                                       --             --          173,693
Subscription receivable                                                               --                          47,500
Changes in operating assets and liabilities:
(Increase) decrease in:
Deferred consulting                                                                   --         30,000           85,000
Increase (decrease) in:
Accounts payable                                                                  36,024        (41,597)          20,277
Accounts payable, related party                                                  246,875         (1,901)         230,127
Notes and loans payable                                                            1,200             --            1,200
Accrued compensation                                                             168,770          6,592          902,811
Accrued interest and expenses                                                     17,496         94,887          217,013
Due to officer                                                                        --          5,513               --
Due to affiliate                                                                      --             --           61,437
Payroll liabilities                                                                   --             --            3,209
Accrued license fees                                                              12,000         21,000           90,000
Other accrued liabilities                                                         15,002             --           15,002
                                                                             -----------    -----------      -----------
Net cash used in operating activities                                            (31,755)      (363,421)      (1,391,992)
                                                                             -----------    -----------      -----------

Cash Flows from Investing Activities
Purchase of property and equipment                                                    --        (24,133)         (29,478)
                                                                             -----------    -----------      -----------
Net used in investing activities                                                      --        (24,133)         (29,478)
                                                                             -----------    -----------      -----------

Cash Flows from Financing Activities
Cash Overdraft                                                                     1,130         12,089            1,130
Proceeds from affiliate loans                                                         --             --          (15,408)
Proceeds from short term borrowing                                                    --             --           59,000
Proceeds from convertible debentures                                                  --             --          121,912
Proceeds from loan payable                                                            --             --           15,000
Proceeds from sale of common stock, net of offering costs                         30,000        136,015        1,239,507
Proceeds from exercise of warrants and options                                        --          1,137               --
                                                                             -----------    -----------      -----------
Net Cash Provided by Financing Activities                                         31,130        149,241        1,421,141
                                                                             -----------    -----------      -----------

Net Increase (Decrease) in Cash                                              $      (625)   $  (238,313)     $      (329)
Cash and Cash Equivalents at Beginning of Period                                     625        238,313              329
                                                                             -----------    -----------      -----------

                                                                             -----------    -----------      -----------
Cash and Cash Equivalents at End of Period                                   $        --    $        --      $        --
                                                                             ===========    ===========      ===========

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for:
   Interest                                                                  $        --    $        --      $        --
                                                                             ===========    ===========      ===========
   Income Taxes                                                              $        --    $        --      $        --
                                                                             ===========    ===========      ===========

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Settlement of $294,530 of debt and $44,616 of accrued interest with stock    $        --    $        --      $   339,146
                                                                             ===========    ===========      ===========
Loan payable converted to a convertible debenture                            $        --    $        --      $    15,000
                                                                             ===========    ===========      ===========
Shares issuable reported as deferred consulting                              $        --    $    53,823      $   110,671
                                                                             ===========    ===========      ===========
Cancellation of license common shares                                        $862,992.00    $        --      $        --
                                                                             ===========    ===========      ===========
Common shares issued as deferred compensation                                $400,000.00    $        --      $        --
                                                                             ===========    ===========      ===========

                 See accompanying notes to financial statements

                           DTOMI, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)

NOTE 1 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

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

Activities during the development stage include development of the business plan, fundraising activities, development of prototypes and demonstration products, creation of marketing materials and website, presentation of the product to trailer manufacturers and other prospects, development of engineering documentation, development of customer support functions and implementation of other elements of the business plan

In June 2005 the Company formed Dtomi Acquisition Corporation for the purpose of effecting a future acquisition or merger.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiary, Dtomi Acquisition Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 RELATED PARTY
--------------------

At June 30, 2005, $492,764 of Accounts Payable Related Party is due to a law firm whose principal is a director of the Company and $9,560 is due to a current director/former president.

At June 30, 2005 $59,000 of loans payable, related party is due to a law firm whose principal is a director of the Company and $1,200 was due to a current director/former president.

NOTE 3 TERMINATION OF LICENSE AGREEMENT
---------------------------------------

In February 2005 the Company was notified of the licensor's termination of the license agreement under various provisions including non-payment of certain license fees. Management has taken the position that none of the anti-dilution shares that are payable at the earlier of (i) a financing of Dtomi, Inc., or
(ii)July 2005 are issuable to the licensor or designees as a result of the termination. Accordingly, the Company cancelled 10,662,843 issuable common shares previously authorized under the anti-dilution provisions of the license agreement. The cancellation resulted in the reversal of the $862,992 unamortized portion of deferred fees against additional paid-in capital and a charge against additional paid-in capital for the $10,663 par value of the cancelled shares. (see Note 4)

NOTE 4 STOCKHOLDERS' DEFICIENCY
-------------------------------

COMMON STOCK

During the quarter ended March 31, 2005, the Company authorized the issuance of 5,000,000 common shares under a two-year Non-Employee Director Agreement. The shares were valued at the trading price of $0.18 per share, or $900,000. This amount is recognized over the term of the consulting agreement, with $150,000 recognized as a compensation expense and $750,000 recognized as a component of deferred compensation at June 30, 2005. The shares were issued on April 15, 2005.

During the quarter ended March 31, 2005, the Company authorized the issuance of 2,000,000 common shares to an officer employee in a transaction that provides for the proceeds of the sales of the shares issued to be credited against accrued compensation owed the employee. These shares replace the 465,000 shares previously authorized for this employee. The shares were valued at the trading price of $0.18 per share, or $360,000 of which $83,700 was recognized as consulting expense in 2004 and $276,300 in 2005. The shares were issued on April 15, 2005.

During the quarter ended March 31, 2005, the Company authorized the issuance of 5,000,000 common shares to a related party in a transaction that provides for the proceeds of the sales of the shares issued to be credited against a liability owed for legal services performed on behalf of the company by the related party. These shares replace the 1,200,000 shares previously authorized for this related party. The shares were valued at the trading price of $0.18 per share, or $900,000 of which $216,000 was recognized in 2004 and $684,000 was recognized in 2005. The shares were issued on April 15, 2005.

During the quarter ended March 31, 2005, the Company issued 2,750,000 common shares to extend an existing consulting agreement by a term of one-year. The shares were valued at the trading price of $0.14 per share, or $385,000. This amount is recognized over the term of the consulting agreement, with $121,579 recognized as compensation expense and $263,421 recognized as deferred compensation at June 30, 2005.

During the quarter ended March 31, 2005, the Company issued 1,500,000 common shares at a price of $0.10 per share of $150,000 for a promissory note receivable. Due to non-payment this subscription was cancelled in June 2005.

In February 2005 the Company cancelled 10,662,843 issuable common shares previously authorized under the anti-dilution provisions of the license agreement. The cancellation resulted in the reversal of the $862,992 unamortized portion of deferred fees against additional paid-in capital and a charge against additional paid-in capital for the $10,663 par value of the cancelled shares. (see Note 3)

In April 2005, the Company authorized the issuance of 500,000 common shares under a 13-month consulting agreement. The shares were valued at the quoted trading price of $0.03 per share or a total of $15,000 to be recognized over the term of the agreement. As of June 30, 2005 the consultant has not initiated services and the Company had not provided the issued stock certificate to the consultant. The Company believes this agreement will not be continued and accordingly has recorded the $15,000 share value as a deferred expense component of equity until formally resolved.

In May 2005, the Company authorized an offering of up to 10,000,000 common shares at $.005 per share. The Company accepted the offer from a related party director to purchase 6,000,000 shares for $30,000. The $30,000 cash was paid directly to a service provider on behalf of the Company. The difference between the quoted market price of the common stock on the subscription date of $180,000 ($0.03 per share) and the price paid of $30,000 equal to $150,000 was charged to compensation.

WARRANTS AND OPTIONS

At June 30, 2005, there were warrants to purchase 17,591,579 shares at an exercise price of $0.18 expiring December 31, 2006; 85,614 shares at an exercise price of $0.001 expiring December 31, 2006 and 500,000 shares at an exercise price of $0.25 expiring December 31, 2009. Total warrants outstanding at June 30, 2005 were 18,177,193.

NOTE 5 GOING CONCERN
--------------------

As reflected in the accompanying financial statements, the Company has a net loss for the six months ended June 30, 2005 of $2,316,864, a stockholders' deficiency of $2,250,587 and a deficit accumulated during the development stage of $7,009,962 at June 30, 2005; cash used in operations for the six months ended June 30, 2005 of $31,755, a working capital deficit of $2,257,861 at June 30, 2005, and is a development stage company with no revenues. In addition, the license agreement was terminated by the licensor in February 2005. Cancellation of the license agreement is a significant factor in the Company's ability to generate future revenues under its current business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The Company is exploring acquisition or merger opportunities.

Note 6 SUBSEQUENT EVENTS

On August 4, 2005 the Board of Directors approved an amendment to a legal service agreement with a related party who is a director and officer of the Company. The amendment grants 39,225,000 common shares to be registered under a Form S-8. The shares were valued at the quoted closing trade price of $.0049 per share on the grant date resulting in a value of $192,203. Any proceeds from the sale of such shares by the legal services provider are to be credited against current and future outstanding invoices of the legal service provider. Accordingly, since there is no specified term of the original or amended legal service agreement the entire $192,203 was expensed immediately and any proceeds credited against accounts payable will credit legal expenses in the future.

In July and August 2005 the Company received correspondence from a former officer and former employee regarding threatened material litigation relating to alleged compensation due to each employee. Although the Company disputes such amounts, these amounts aggregating $687,407 had been previously accrued in a period prior to 2005 and are reflected in accrued compensation at June 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT'S DISCUSSION AND ANALYSIS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Form 10-QSB. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this prospectus.

OVERVIEW

Dtomi is a Florida-based, publicly traded company that is developing the Air Spring AxleTM, an innovative, patented suspension system for small and medium sized trailers (under 26,000lb GVWR) that allows the rear of the trailer to be lowered to ground level.

AIR SPRING AXLETM

Unlike conventional designs that have axles running underneath the trailer, each wheel in the Air Spring AxleTM is attached to a trailing arm axle running parallel to the side of the trailer, which can be raised and lowered with an air spring. The air springs are inflated from an air tank charged by a 12V compressor. Power for the compressor can come from the towing vehicle's battery or an auxiliary battery mounted on the trailer. A simple electrical switch is used to raise or lower the trailer. The axle arrangement is simple and robust. A single axle trailer is currently rated to 5,000 lb GVWR, but the design is scalable for different trailer capacities. Dtomi believes the Air Spring AxleTM provides significant benefits for loading, unloading and transporting cargoes such as contractor equipment, motorcycles, horses and household items.

COMPETITION

The Air Spring AxleTM is more costly than traditional leaf spring or torsion axles, but Dtomi believes this premium of the Air Spring AxleTM is more than justified by the benefits the suspension provides. The benefits of eliminating trailer ramps are well understood and a number of companies offer methods for tilting or lowering trailer bodies. Most frequently the tilting mechanism is hydraulically operated. Hydraulic tilt systems are relatively heavy and costly to maintain and the trailer requires a separate suspension system, increasing overall cost. They are typically only used in heavy-duty applications. Dtomi believes hydraulic systems will be at a cost disadvantage to the Air Spring AxleTM. Large air springs are used in heavy-duty trucks and trailers, particularly for sensitive cargoes such as electronic equipment where the air springs provide a softer, less harsh ride. However, the suspension arrangements do not allow for the lowering of the truck or trailer body down to the ground.

DEVELOPMENT

Based on feedback obtained from field visits with our single axle prototype trailer, Dtomi has focused its resources on first developing a tandem (dual) axle trailer suitable for transporting payloads of approximately 7500 lbs such as contractor equipment. The ease of loading and unloading the Air Spring AxleTM makes the trailer particularly suitable for loading scissor lifts, skid steer loaders and other heavy, bulky equipment.

We remain a development stage company and have not generated any revenue from customers to date. We have no material agreements, arrangements or understandings with any customers. We plan to generate revenues through the sale of our Air Spring AxleTM device.

During 2004 and the second quarter of 2005, Dtomi sought additional financing to fund the construction of three tandem axle demonstration trailers and expand its marketing efforts. Dtomi continues to seek additional capital for that purpose. Without the demonstration trailers and the ability to test drive them, potential customers have been unwilling to commit to placing orders with Dtomi.

GOING CONCERN

Our company is in the development stage, has no revenues, and since inception of this development stage on April 1, 2003 has incurred cumulative losses of $7,009,962, which includes net losses of $2,316,864 in the six months ended June 30, 2005. Our current liabilities exceed our current assets and our Exclusive Patent License Agreement with Lo-Tow Axles Pty. Ltd. has been terminated. These conditions give rise to substantial doubt about Dtomi's ability to continue as a going concern. Dtomi's ability to fully commence its operation and generate revenues or its ability to obtain additional funding will determine its ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

Dtomi had no recorded revenues or cost of revenues for the quarter ending June 30, 2005, no change from the quarter ending June 30, 2004.

Sales and marketing expenses were $414 for the quarter ending June 30, 2005, an increase of 130% over expenses of $180 for the quarter ending June 30, 2004.

General and administrative expenses decreased to $35,952 for the quarter ending June 30, 2005, a decrease of 85% over expenses of $235,361 for the quarter ending June 30, 2004. General and administrative expenses in this second quarter of 2005 consist primarily of amortization of deferred filing fees of $34,338 and other general corporate and office expenses.

Interest expense was $8,796 for the quarter ending June 30, 2005, an increase of 111% over expense of $4,169 for the quarter ending June 30, 2004. This interest expense consists of interest on various loans and convertible debentures. There was no convertible debenture interest in 2004 for the current debentures.

Compensation expense for the quarter ending June 30, 2005 as $373,077, compared to $75,087 for the quarter ending June 30, 2004, an increase of 397%. Compensation expense for the current quarter consists primarily of salaries paid to Dtomi's officers with $262,500 of it being stock based expenses.

Professional fees decreased to $89,368 for the quarter ending June 30, 2005, a decrease of 21% over such costs for the quarter ending June 30, 2004 at $73,810. These professional fees consist primarily of legal and accounting fees that were incurred as a result of fund raising efforts, audit requirements, interim filings, and drafting securities regulatory documentation.

Consulting fees expense for the quarter ending June 30, 2005 was $244,157, an increase of 88% over expenses of $129,820 for the quarter ending June 30, 2004. The consulting fees in this second quarter of 2005 primarily relate to amortization of deferred consulting fees from various stock based consulting agreements.

Depreciation expense for the quarter ending June 30, 2005 was $592, a decrease of 50% compared to $1,182 for the quarter ending June 30, 2004.

The net loss for the quarter ending June 30, 2005 is $758,826 (net loss per share of $0.01) compared to the quarter ending June 30, 2004, $540,128 (net loss per share of $0.02).

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

Dtomi has no cash and cash equivalents, total current liabilities of $2,257,861 and total assets of $7,274 at June 30, 2005. Dtomi continues to incur costs, but has not secured adequate new revenue to cover the costs.

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

To that end, in February, 2005, Dtomi announced the signing of a Letter of Intent to license a new, much superior design for its Air Spring AxleTM. In addition to its capacity to handle significantly higher payloads, the new design is lighter, simpler and more cost-effective.

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

Dtomi recognizes that, without additional financing, the market success of the Air Spring AxleTM is highly uncertain and Dtomi must adapt its business operations to this reality. We are therefore seeking to broaden and transform our business base through the acquisition of innovative, value-differentiated products and services. Our focus is on revenue generating businesses poised for rapid growth that can benefit from being part of a public company but benefit from the sharing of resources and the sharing of costs associated with public filings and compliance.

We have limited funds with which to pursue the acquisition of new business opportunities, as we have generated losses since our inception. In our pursuit of acquiring new business opportunities, we anticipate needing additional funds to cover legal and accounting expenses, due diligence expenses and other costs.

ITEM 3.  CONTROLS AND PROCEDURES.

Within 90 days prior to the filing of this report, Dtomi carried out an evaluation, under the supervision and with the participation of its management, currently solely the Secretary, David M. Otto, who also currently acts as Dtomi's principal financial officer, of the design and operation of its disclosure controls and procedures. Based on this evaluation, Dtomi's Secretary concluded that Dtomi's disclosure controls and procedures are effective for the gathering, analyzing and disclosing of information that Dtomi is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Dtomi's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of this evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Dtomi is not a party to any material legal proceedings. With respect to threatened litigation, we are aware that John "JT" Thatch, a former director and officer of Dtomi, has made claims against Dtomi, which claims Dtomi disputes. Additionally, Larry Rightmyer, a former officer of Dtomi and affiliate of Mr. Thatch, has threatened litigation against Dtomi. Each of Messrs. Thatch and Rightmyer claim Dtomi owes monies to Messrs. Thatch and Rightmyer pursuant to employment arrangements they had with Dtomi. Dtomi denies that such arrangements existed and is of the position that the Board of Directors of Dtomi never approved any employment arrangement by and between Dtomi and Mr. Thatch or by and between Dtomi and Mr. Rightmyer. Because the Dtomi believes that Mr. Thatch and Mr. Rightmyer have been affiliated with one another for a number of years and because Mr. Thatch's claim arises out of substantially the same disputed factual circumstances as Mr. Rightmyer's claim, Dtomi believes that the threatened litigation by Mr. Rightmyer may also be an act attributable to and in association with Mr. Thatch. Dtomi intends to vigorously defend against any litigation commenced by either of Messrs. Thatch or Rightmyer.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 13, 2005, Dtomi offered and sold 500,000 shares of common stock to Clayton Dunning & Company, Inc. ("Clayton Dunning"), in partial consideration for the performance of certain financial advisory services to Dtomi. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On May 13, 2005, Dtomi offered and sold 6,000,000 shares of common stock to David M. Otto, Chairman of the Board of Directors, Secretary and sole holder of securities of The Otto Law Group, PLLC, at an offering price of $0.005 per share, for total proceeds of $30,000, which proceeds were used to pay outstanding fees owed by Dtomi to auditors of Dtomi. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

On May 13, 2005, Dtomi published a press release stating that it had entered into a non-binding letter of intent to acquire Renaissance Window Fashions, Inc., a California corporation ("Renaissance"). Dtomi is no longer pursuing the acquisition of Renaissance.

Dtomi is currently negotiating the terms of a merger agreement with VocalScape Networks, Inc., a Nevada corporation ("VocalScape"). Dtomi has not, however, entered into an agreement with VocalScape.

On May 31, 2005, John Haddock resigned from his position as Chief Executive Officer of Dtomi, Inc., but has stated to Dtomi that he anticipates that he will continue to serve as a director of Dtomi through that period of time that Dtomi's management no longer requires Mr. Haddock's services to effectively incorporate the business of VocalScape into Dtomi, if at all.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Form 8-K Filings

On June 6, 2005, Dtomi filed a Form 8-K, disclosing the resignation of John R. Haddock as Chief Executive Officer of Dtomi and Dtomi entering into a non-binding letter of intent to acquire Renaissance Window Fashions, Inc., a California corporation ("Renaissance").

(b)   Exhibits

Exhibit
Number         Description

3.1.1 Articles of Incorporation of Dtomi (incorporated by reference to Dtomi's Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.2 Certificate of Amendment to Articles of Incorporation of Dtomi (incorporated by reference to Dtomi's Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.3 Certificate of Amendment to Articles of Incorporation of Dtomi filed October 25, 2001 (incorporated by reference to Dtomi's Quarterly Report on Form 10-QSB filed on December 18, 2001).

3.2.1          Bylaws  of  Dtomi   (incorporated   by   reference   to   Dtomi's
               Registration  Statement on Form 10-SB 12G/A filed on November 26,
               1999).


31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Certification  of  Principal   Executive  Officer  and  Principal
               Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No such reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Dtomi, Inc.
                                                 (Name of Registrant)

August 17, 2005                                  By:  /s/ John Haddock
                                                   -----------------------------
                                                   John Haddock
                                                   Director

                                  EXHIBIT INDEX

Exhibit
Number         Description
-------        -----------------------------------------------------------------

3.1.1 Articles of Incorporation of Dtomi (incorporated by reference to Dtomi's Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.2 Certificate of Amendment to Articles of Incorporation of Dtomi (incorporated by reference to Dtomi's Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.3 Certificate of Amendment to Articles of Incorporation of Dtomi filed October 25, 2001 (incorporated by reference to Dtomi's Quarterly Report on Form 10-QSB filed on December 18, 2001).

3.2.1          Bylaws  of  Dtomi   (incorporated   by   reference   to   Dtomi's
               Registration  Statement on Form 10-SB 12G/A filed on November 26,
               1999).

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Certification  of  Principal   Executive  Officer  and  Principal
               Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.