Form 10QSB/A
period 2005-06-30
DTOMI INC
filed 2005-09-09
CIK 1083721

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

ITEM 3.  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (the "Commission") under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified the Commission's rules and forms, and that information is accumulated and communicated to our management, which currently is comprised only of David M. Otto, our Chairman of the Board, Secretary, largest shareholder, and sole holder of securities of The Otto Law Group, PLLC, which acts as counsel to Dtomi, as appropriate to allow timely decisions regarding required disclosure. During the fiscal quarter ended June 30, 3005, Mr. Otto performed the functions of chief executive officer regarding the effectiveness of our disclosure controls and procedures. Mr. Otto evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005, pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, Mr. Otto concluded that, as of June 30, 2005, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 3005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

                                               Dtomi, Inc.
                                               (Name of Registrant)

September 8, 2005                              By: /s/David M. Otto
                                                   -----------------------------
                                                   David M. Otto
                                                   Chairman and Secretary

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