Form 10QSB
period 2005-09-30
DTOMI INC
filed 2005-11-14
CIK 1083721

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                            305 - 1847 West Broadway
                           Vancouver, British Columbia
                                 Canada V6J 1Y6
               (Address of principal executive offices, zip code)

                                 (604) 696-6313
              (Registrant's telephone number, including area code)

                          900 Fourth Avenue, Suite 3140
                            Seattle, Washington 98164
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of September 30, 2005 there were 99,999,233 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):
[_] Yes [X] No

                                   DTOMI, INC.
        (name changed to "Vocalscape Networks, Inc., on November 3, 2005)
                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2005

                                      INDEX

Index                                                                                         Page
Part I.          Financial Information
                 Item 1. Financial Statements

                         Consolidated Balance Sheet as of  September 30, 2005
                         (unaudited)                                                          2

                         Consolidated Statements of Operations - for
                         the three and nine months ended September 30, 2005 and 2004
                         (unaudited)                                                          3

                         Condensed Consolidated Statements of Cash Flows for the
                         nine months ended September 30, 2005 and 2004
                         (unaudited)                                                          4

                         Notes to Unaudited Consolidated Financial Statements                 5

                 Item 2. Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                                9

                 Item 3. Controls and Procedures                                              12

Part II.         Other Information
                 Item 1. Legal Proceedings                                                    13
                 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          13
                 Item 3. Defaults Upon Senior Securities                                      13
                 Item 4. Submission of Matters to a  Vote of Security Holders                 13
                 Item 5. Other Information                                                    14
                 Item 6. Exhibits                                                             15
Signatures                                                                                    16

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

                                   Dtomi, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 2005
                                   (Unaudited)

                                     Assets

  Current Assets
  Cash                                                                $         --
                                                                      ------------
  Total Current Assets                                                          --
                                                                      ------------

   Property and Equipment, net                                                  --
                                                                      ------------

   Total Assets                                                       $         --
                                                                      ============

                     Liabilities & Stockholders' Deficiency
  Current Liabilities
  Loan payable                                                             159,000
  Loan payable - related parties                                            60,200
  Accounts payable                                                         166,908
  Accounts payable - related parties                                       643,103
  Accrued interest                                                         104,784
  Due to affiliate                                                          14,289
  Convertible debenture                                                     84,912
  Accrued license fees                                                      90,000
  Accrued compensation                                                     900,617
  Payroll liabilities                                                        3,209
  Other accrued expenses                                                   129,185
                                                                      ------------
  Total Current Liabilities                                              2,356,207
                                                                      ------------

   Stockholders' Deficiency
   Preferred stock, $0.001 par value, 25,000,000 shares authorized,
        none issued and outstanding                                             --
   Common stock, $0.001 par value, 100,000,000 shares authorized,
        245,090 shares issued and outstanding                                  245
   Common stock issuable, at par value (4,880 shares)                            5
   Additional paid-in capital                                           11,813,544
   Accumulated deficit through March 31, 2003                           (5,702,783)
   Deficit accumulated during the development stage                     (7,625,011)
                                                                      ------------
                                                                        (1,514,000)

   Less deferred filing fees                                               (34,337)
   Less deferred consulting fees                                          (170,370)
  Less deferred compensation                                              (637,500)
                                                                      ------------

   Total Stockholders' Deficiency                                       (2,356,207)
                                                                      ------------

   Total Liabilities and Stockholders' Deficiency                     $         --
                                                                      ============

                 See accompanying notes to financial statements

                                    Dtomi, Inc.
                           (A Development Stage Company)
                             Statements of Operations
                                    (Unaudited)

                                                                                                             From
                                                                                                        April 1, 2003
                                                                                                        (Inception of
                                                 For The Three Months          For The Nine Months   Development Stage) to
                                                  Ended September 30,          Ended September 30,       September 30,
                                                  2005          2004           2005          2004            2005
                                              -----------------------------------------------------------------------
Revenues                                      $        --    $        --    $        --    $        --    $        --

Cost of Revenues                                       --             --             --             --             --
                                              -----------    -----------    -----------    -----------    -----------

Gross Profit                                           --             --             --             --             --
Operating Expenses
Compensation                                       55,000         47,361        799,377        175,792      2,011,319
Consulting                                        170,387        245,284        642,970        512,380      2,082,738
Depreciation                                          592          1,182          1,776          3,154         20,862
General and administrative                         34,367         51,975        110,549        343,389        544,730
License Fee                                            --             --         20,000             --        241,000
Professional fees                                 340,286        227,958      1,311,113        515,859      2,386,357
Rent                                                   --          4,710         13,801         17,194         57,810
Impairment loss                                     6,682             --          6,682             --        399,241
Sales, marketing and advertising                       --            722            414          8,711         47,551
                                              -----------    -----------    -----------    -----------    -----------
Total Operating Expenses                          607,314        579,192      2,906,682      1,576,479      7,791,608
                                              -----------    -----------    -----------    -----------    -----------
Loss from Operations                             (607,314)      (579,192)    (2,906,682)    (1,576,479)    (7,791,608)
                                              -----------    -----------    -----------    -----------    -----------
Other Income (Expense)
Interest expense                                   (8,893)        (4,965)       (26,389)       (13,144)      (111,722)
Other Income                                        1,159             --          1,159             --          1,159
Settlement gain (loss), net                            --       (209,229)            --       (217,903)       277,160
                                              -----------    -----------    -----------    -----------    -----------
Total Other Income (Expense), Net                  (7,734)      (214,194)       (25,230)      (231,047)       166,597
                                              -----------    -----------    -----------    -----------    -----------
Net Loss                                      $  (615,048)   $  (793,386)   $(2,931,912)   $(1,807,526)   $(7,625,011)
                                              ===========    ===========    ===========    ===========    ===========
Basic and Diluted Net Loss Per
 Common Share:                                $     (3.63)   $     (9.00)   $    (19.00)   $    (20.98)   $    (79.81)
                                              ===========    ===========    ===========    ===========    ===========
Basic and Diluted Weighted average
 common shares outstanding                        169,257         88,132        154,298         86,139         95,535
                                              ===========    ===========    ===========    ===========    ===========

                 See accompanying notes to financial statements

                                   Dtomi, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                              From
                                                                                                          April 1, 2003
                                                                                                         (Inception of
                                                                                 Nine Months Ended     Development Stage) to
                                                                                    September 30,         September 30,
                                                                                2005            2004           2005
                                                                             -----------    -----------    -----------
Cash Flows from Operating Activities:
Net Loss                                                                     $(2,931,912)   $  (873,366)   $(7,554,927)
Adjustments to reconcile net loss to net cash
     used in operating activities
Stock based expenses for services                                              1,302,503        172,556      2,113,309
Loss on license settlement                                                            --             --       (103,495)
Gain on debt settlement                                                               --         13,660             --
Loss on debt settlement                                                               --          1,972         39,819
Loss on settlement                                                                    --             --        211,060
Depreciation                                                                       1,776             --         20,862
Settlement gain on patent                                                             --             --       (392,559)
Impairment loss on patent                                                             --             --        392,559
Impairment loss on fixed assets                                                    6,682          6,682
Deferred consulting amortization                                                 627,971        207,263      1,614,655
Deferred compensation amortization                                               262,500             --        281,500
Deferree filing fees amortization                                                103,013             --        103,013
Penalty expense                                                                       --             --        173,693
Subscription receivable                                                               --             --         47,500
Changes in operating assets and liabilities:
(Increase) decrease in:
Deferred consulting                                                                   --         30,000         85,000
Increase (decrease) in:
Accounts payable                                                                  43,328        (41,597)        27,581
Accounts payable, related party                                                  387,654         (1,901)       370,906
Accrued compensation                                                             111,270          6,592        845,312
Accrued interest and expenses                                                     26,389         94,887        225,906
Due to officer                                                                        --          5,513             --
Due to affiliate                                                                      --             --         61,437
Payroll liabilities                                                                   --             --          3,209
Accrued license fees                                                              12,000         21,000         90,000
Other accrued liabilities                                                         15,002             --         15,002
                                                                             -----------    -----------    -----------
Net cash used in operating activities                                            (31,825)      (363,421)    (1,321,976)
                                                                             -----------    -----------    -----------

Cash Flows from Investing Activities
Purchase of property and equipment                                                    --        (24,133)       (29,478)
                                                                             -----------    -----------    -----------
Net used in investing activities                                                      --        (24,133)       (29,478)
                                                                             -----------    -----------    -----------

Cash Flows from Financing Activities
Cash Overdraft                                                                        --         12,089             --
Proceeds from related party loan                                                   1,200             --          1,200
Proceeds from affiliate loans                                                         --             --        (15,408)
Proceeds from short term borrowing                                                    --             --         59,000
Proceeds from convertible debentures                                                  --             --        121,912
Proceeds from loan payable                                                            --             --         15,000
Proceeds from sale of common stock, net of offering costs                         30,000        136,015      1,239,507
Proceeds from exercise of warrants and options                                        --          1,137             --
                                                                             -----------    -----------    -----------
Net Cash Provided by Financing Activities                                         31,200        149,241      1,421,211
                                                                             -----------    -----------    -----------

Net Increase (Decrease) in Cash                                              $      (625)   $  (238,313)   $    69,757
Cash and Cash Equivalents at Beginning of Period                                     625        238,313            329
                                                                             -----------    -----------    -----------

                                                                             -----------    -----------    -----------
Cash and Cash Equivalents at End of Period                                   $        --    $        --    $    70,086
                                                                             ===========    ===========    ===========

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for:
   Interest                                                                  $        --    $        --    $        --
   Income Taxes                                                              $        --    $        --    $        --

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Settlement of $294,530 of debt and $44,616 of accrued interest with stock                                  $   339,146
Loan payable converted to a convertible debenture                                                          $    15,000
Shares issuable reported as deferred consulting                                             $    53,823    $   110,671
Cancellation of license common shares                                           $862,992
Common shares issued as deferred compensation                                $   400,000


                 See accompanying notes to financial statements

                                   DTOMI, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)

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

NOTE 2 RELATED PARTY
--------------------

At September 30, 2005, $633,543 of Accounts Payable -Related Parties is due to a law firm whose principal is a director and officer of the Company. Legal fees to this related party were $1,254,297 for the nine months ended September 30, 2005.(see Note 7)

At September 30, 2005, $59,000 of loans payable -related party is due to a law firm whose principal is director and officer of the Company and $1,200 was due to a former president/director. (see Note 7)

At September 30, 2005 $9,560 of Accounts Payable Related Parties and $1,200 of loans payable - related parties was due to the President and Director of the Company who resigned as president in May 2005 and director in August 2005.

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

NOTE 4 STOCKHOLDERS' DEFICIENCY
-------------------------------

REVERSE STOCK SPLIT AND ROUND UP OF FRACTIONAL SHARES

In October 2005 the Company effected a 1 for 400 reverse stock split on the outstanding common stock. There was no change in the authorized shares or par value. The share and per share data in the accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all period presented. The number of common stock shares issued and outstanding at September 30, 2005 is increased by 342 shares, which represents fractional shares issued in connection with the 1 for 400 reverse split.

COMMON STOCK

During the quarter ended March 31, 2005, the Company authorized the issuance of 12,500 common shares under a two-year Non-Employee Director Agreement. The shares were valued at the trading price of $72.00 per share, or $900,000. This amount is recognized over the term of the consulting agreement, with $262,500 recognized as a compensation expense and $637,500 recognized as a component of deferred compensation as of September 30, 2005. The shares were issued on April 15, 2005.

During the quarter ended March 31, 2005, the Company authorized the issuance of 5,000 common shares to an employee in a transaction that provides for the proceeds of the sales of the shares issued to be credited against accrued compensation owed the employee. These shares replace the 1,163 shares previously authorized for this employee. The shares were valued at the trading price of $72.00 per share, or $360,000 of which $83,700 was recognized as consulting expense in 2004 and $276,300 in 2005. The shares were issued on April 15, 2005.

During the quarter ended March 31, 2005, the Company authorized the issuance of 12,500 common shares to a related party in a transaction that provides for the proceeds of the sales of the shares issued to be credited against a liability owed for legal services performed on behalf of the company by the related party. These shares replace the 3,000 shares previously authorized for this related party. The shares were valued at the trading price of $72.00 per share, or $900,000 of which $216,000 was recognized in 2004 and $684,000 was recognized in 2005. The shares were issued on April 15, 2005.

During the quarter ended March 31, 2005, the Company issued 6,875 common shares to extend an existing consulting agreement by a term of one-year. The shares were valued at the trading price of $56.00 per share, or $385,000. This amount is recognized over the term of the consulting agreement, with $182,368 recognized as compensation expense and $202,632 recognized as deferred compensation at September 30, 2005.

During the quarter ended March 31, 2005, the Company issued 3,750 common shares at a price of $40.00 per share or $150,000 for a promissory note receivable. Due to non-payment, the subscription was cancelled in June 2005.

In February 2005 the Company cancelled 26,657 issuable common shares previously authorized under the anti-dilution provisions of the license agreement. The cancellation resulted in the reversal of the $862,992 unamortized portion of deferred fees, a charge to against additional paid-in capital of $862,966 and a charge against common stock of $27 for the par value of the cancelled shares. (see Note 3)

In April 2005, the Company authorized the issuance of 1,250 common shares under a 13-month consulting agreement. The shares were valued at the quoted trading price of $12.00 per share or a total of $15,000 to be recognized over the term of the agreement. As of June 30, 2005 the consultant had not initiated services and the Company had not provided the issued stock certificate to the consultant. The Company believes this agreement will not be continues and accordingly has recorded the $15,000 share value as a deferred expense component of equity until formally resolved.

In May 2005, the Company authorized an offering of up to 25,000 common shares at $2.00 per share. The Company accepted the offer from a related party director to purchase 15,000 shares for $30,000. The $30,000 cash was paid directly to a service provider on behalf of the Company. The difference between the quoted market price of the common stock on the subscription date of $180,000 ($0.03 per share) and the price paid of $30,000 equal to $150,000 was charged to compensation.

On August 4, 2005 the Board of Directors approved an amendment to a legal service agreement with a related party who is a director and officer of the Company. The amendment grants 98,063 common shares to be registered under a Form S-8. The shares were valued at the quoted closing trade price of $1.96 per share on the grant date resulting in a value of $192,203. Any proceeds from the sale of such shares by the legal services provider are to be credited against current and future outstanding invoices of the legal service provider. Accordingly, since there is no specified term of the original or amended legal service agreement the entire $192,203 was expensed immediately and any proceeds credited against accounts payable will credit legal expenses in the future. The shares were issued on August 23, 2005.

WARRANTS AND OPTIONS

At September 30, 2005, there were warrants to purchase 43,979 shares at an exercise price of $72.00 expiring December 31, 2006; 214 shares at an exercise price of $.40 expiring December 31, 2006 and 1,250 shares at an exercise price of $100.00 expiring December 31, 2009. Total warrants outstanding at September 30, 2005 were 45,443.

NOTE 5  COMMITMENTS AND CONTINGENCIES
-------------------------------------

In July and August 2005 the Company received correspondence from a former officer and former employee regarding threatened material litigation relating to alleged compensation due to each employee. Although the Company disputes such amounts, these amounts aggregating $687,407 had been previously accrued in a period prior to 2005 and are reflected in accrued compensation at September 30, 2005.

NOTE 6 GOING CONCERN
--------------------

As reflected in the accompanying financial statements, the Company has a net loss for the nine months ended September 30, 2005 of $2,931,912, a stockholders' deficiency of $2,356,207 and a deficit accumulated during the development stage of $7,625,011 at September 30, 2005; cash used in operations for the nine months ended September 30, 2005 of $31,825, a working capital deficit of $2,356,207 at September 30, 2005, and is a development stage company with no revenues. In addition, the license agreement was terminated by the licensor in February 2005. Cancellation of the license agreement is a significant factor in the Company's ability to generate future revenues under its current business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. In October 2005, Dtomi completed a reverse recapitalization transaction with VocalScape Networks, Inc. (see Note 7)

NOTE 7 SUBSEQUENT EVENTS
------------------------

In October 2005, Dtomi completed a reverse recapitalization transaction with VocalScape Networks, Inc. whereby for accounting purposes, Vocalscape Networks, Inc. is the accounting acquirer since the members of Vocalscape Networks, Inc. received over 50% of the voting common stock of Dtomi, Inc. and obtained management control.

In October 2005, a 1 for 400 reverse stock split was completed. (see Note 4)

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

OVERVIEW

Subsequent to September 30, 2005, Dtomi closed an Agreement and Plan of Reorganization dated August 30, 2005, with Vocalscape Networks, Inc., a Nevada corporation. On October 4, 2005, Dtomi filed Articles of Merger with the Nevada Secretary of State, effecting the merger, Agreement and Plan of Reorganization, with Vocalscape Networks, Inc. On November 3, 2005, Vocalscape Networks, Inc. changed its name to "Vocalscape Operating Subsidiary, Inc.", and immediately thereafter, Dtomi changed its name to "Vocalscape Networks, Inc." This Management's Discussion and Analysis does not discuss the new business of Dtomi since its merger with Vocalscape Networks, Inc.

Dtomi is a Florida-based, publicly traded company that, as of September 30, 2005, was developing the Air Spring AxleTM, an innovative, patented suspension system for small and medium sized trailers (under 26,000lb GVWR) that allows the rear of the trailer to be lowered to ground level.

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

During 2004 and the first quarter of 2005, Dtomi sought additional financing to fund the construction of three tandem axle demonstration trailers and expand its marketing efforts. Dtomi continues to seek additional capital for that purpose. Without the demonstration trailers and the ability to test drive them, potential customers have been unwilling to commit to placing orders with Dtomi.

GOING CONCERN

Our company is in the development stage, has no revenues, and since inception of this development stage on April 1, 2003 has incurred cumulative losses of $7,625,011, which includes net losses of $2,931,912 in the nine months ended September 30, 2005. Our current liabilities exceed our current assets and our Exclusive Patent License Agreement with Lo-Tow Axles Pty. Ltd. has been terminated. These conditions give rise to substantial doubt about Dtomi's ability to continue as a going concern. Dtomi's ability to fully commence its operation and generate revenues or its ability to obtain additional funding will determine its ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

Dtomi had no recorded revenues or cost of revenues for the quarter ending September 30, 2005, no change from the quarter ending September 30, 2004.

There were no sales and marketing expenses for the quarter ending September 30, 2005, a decrease of 100% over expenses of $722 for the quarter ending September 30, 2004.

General and administrative expenses decreased to $34,367 for the quarter ending September 30, 2005, a decrease of 34% over expenses of $51,975 for the quarter ending September 30, 2004. General and administrative expenses in this second quarter of 2005 consist primarily of amortization of deferred filing fees of $34,338 and other general corporate and office expenses.

Interest expense was $8,893 for the quarter ending September 30, 2005, an increase of 79% over expense of $4,965 for the quarter ending September 30, 2004. This interest expense consists of interest on various loans and convertible debentures. There was no convertible debenture interest in 2004 for the current debentures.

Compensation expense for the quarter ending September 30, 2005 was $55,000, compared to $47,361 for the quarter ending September 30, 2004, an increase of 16%. Compensation expense for the current quarter consists of salaries paid to Dtomi's officers with $55,000 of it being stock based expenses.

Professional fees increased to $340,286 for the quarter ending September 30, 2005, an increase of 49% over such costs for the quarter ending September 30, 2004 at $227,958. These professional fees consist primarily of legal and accounting fees that were incurred as a result of fund raising efforts, audit requirements, interim filings, and drafting securities regulatory documentation.

Consulting fees expense for the quarter ending September 30, 2005 was $170,387, a decrease of 31% over expenses of $245,284 for the quarter ending September 30, 2004. The consulting fees in this second quarter of 2005 primarily relate to amortization of deferred consulting fees from various stock based consulting agreements.

Depreciation expense for the quarter ending September 30, 2005 was $592, a decrease of 50% compared to $1,182 for the quarter ending September 30, 2004.

The net loss for the quarter ending September 30, 2005 is $615,048 (net loss per share of $3.63) compared to the quarter ending September 30, 2004, $793,386 (net loss per share of $9.00).

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

Dtomi has no cash and cash equivalents, total current liabilities of $2,356,207 and no assets at September 30, 2005. Dtomi continues to incur costs, but has not secured adequate new revenue to cover the costs.

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

ITEM 3.  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (the "Commission") under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified the Commission's rules and forms, and that information is accumulated and communicated to our management, which during the period covered by this report, was comprised only of David M. Otto, our Chairman of the Board during the period covered by this report, Secretary, largest shareholder during the period covered by this report, and sole holder of securities of The Otto Law Group, PLLC, which acts as counsel to Dtomi, as appropriate to allow timely decisions regarding required disclosure. During the fiscal quarter ended September 30, 3005, Mr. Otto performed the functions of chief executive officer regarding the effectiveness of our disclosure controls and procedures. Mr. Otto evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005, pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, Mr. Otto concluded that, as of September 30, 2005, our disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 3005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Dtomi, Inc., a Nevada corporation ("Dtomi" or the "Company"), is not a party to any material legal proceedings. With respect to threatened litigation, we are aware that John "JT" Thatch, a former director and officer of Dtomi, has made claims against Dtomi, which claims Dtomi disputes. Additionally, Larry Rightmyer, a former officer of Dtomi and affiliate of Mr. Thatch, has threatened litigation against Dtomi. Each of Messrs. Thatch and Rightmyer claim Dtomi owes monies to Messrs. Thatch and Rightmyer pursuant to employment arrangements they had with Dtomi. Dtomi denies that such arrangements existed and is of the position that the Board of Directors of Dtomi never approved any employment arrangement by and between Dtomi and Mr. Thatch or by and between Dtomi and Mr. Rightmyer. Because the Dtomi believes that Mr. Thatch and Mr. Rightmyer have been affiliated with one another for a number of years and because Mr. Thatch's claim arises out of substantially the same disputed factual circumstances as Mr. Rightmyer's claim, Dtomi believes that the threatened litigation by Mr. Rightmyer may also be an act attributable to and in association with Mr. Thatch. Dtomi intends to vigorously defend against any litigation commenced by either of Messrs. Thatch or Rightmyer.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Pursuant to written consent of the holders of a majority of the voting securities of Dtomi, consisting of the holders of approximately 50,225,413 shares of common stock, voted to approve a 1-for-400 reverse split (the "Reverse Split") of all of the issued and outstanding shares of common stock of Dtomi without correspondingly decreasing the number of authorized shares of common stock in Dtomi's articles of incorporation. All holders of 50,225,413 shares of common stock consented to the Reverse Split on August 23, 2005.

After the period covered by this report, after effect of the Reverse Split and on October 24, 3005, pursuant to written consent of the holders of a majority of the voting securities of Dtomi, consisting of the holders of approximately 1,138,880 shares of common stock, voted to change the name of Dtomi from "Dtomi, Inc." to "Vocalscape Networks, Inc."

ITEM 5.  OTHER INFORMATION.

MERGER WITH VOCALSCAPE

After the period covered by this report, on October 4, 2005, Dtomi, Inc. and Vocalscape Networks, Inc., a Nevada corporation (since renamed to Vocalscape Operating Subsidiary, Inc.), effected a merger pursuant to that certain Agreement and Plan of Reorganization (the "Agreement") by and between Dtomi and Vocalscape dated August 25, 2005. Effective October 4, 2005, the date that Articles of Merger effecting the merger were filed with the Nevada Secretary of State, Vocalscape became a wholly-owned subsidiary of Dtomi. Pursuant to the Agreement, Dtomi issued shares of its preferred stock, convertible into shares of common stock and with voting rights equal to 82% of the voting power of the stockholders of Dtomi, to Vocalscape in exchange for Vocalscape merging into a wholly owned subsidiary of Dtomi. Since closing of the merger on October 4, 2005, the business of Vocalscape is now the primary business of Dtomi.

VocalScape provides VoIP telephony solutions and communications software for Internet Service Providers (ISPs), Internet Telephony Service Providers (ITSPs) and Telecommunications companies worldwide. Vocalscape develops VoIP and interactive communications software including Soft phone applications, Customer Acquisition and Billing Systems, SIP Servers, Gatekeepers and Virtual Calling Cards. VocalScape's strategy is to focus on VoIP software and Long Distance termination solutions that bring together a full range of communications solutions and services thereby providing a turn-key VoIP infrastructure for ISPs, ITSPs and Telecommunications companies. Dtomi continues to also operate its Air Spring Axle business.

On October 5, 2005 and in connection with the merger of Dtomi and Vocalscape, the Board of Directors appointed Robert Koch, Larry Hartman and Ryan Gibson to the Board of Directors of Dtomi. Additionally, on October 5, 2005, the Board of Directors appointed Mr. Koch as Chairman of the Board and Chief Executive Officer, and appointed Ron McIntyre as President. Previously, on August 25, 2005, Ron McIntyre had been appointed the Board of Directors of Dtomi. Each of Messrs. Koch, Hartman, Gibson and McIntyre were duly elected and incumbent directors of VocalScape, Inc., a Delaware corporation, the former parent company of Vocalscape Operating Subsidiary, Inc. David Otto continues to serve as a director to Dtomi, though Mr. Otto no longer serves in the capacity of Chairman. Since October 5, 2005, Mr. Koch serves as Chairman of the Board of Directors.

AMENDMENT TO AGREEMENT AND PLAN OF MERGER.

On October 24, 2005, Dtomi amended the Agreement such that that number of shares of common stock equal to eighty-two percent (82%) of the issued and outstanding shares of common stock of Dtomi shall be issued to Vocalscape instead of shares of preferred stock convertible into 82% of the issued and outstanding shares of common stock

RESIGNATION OF JOHN SIMPSON AS DIRECTOR

On November 8, 2005, John Simpson resigned as a director of Dtomi.

NAME CHANGE

On November 3, 2005, Dtomi changed its name to "Vocalscape Networks, Inc."

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

3.2.1 Bylaws of Dtomi (incorporated by reference to Dtomi's Registration Statement on Form 10-SB 12G/A filed on November 26,
               1999).

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Form 8-K Filings

On August 30, 2005, Dtomi filed a Form 8-K, disclosing, under Item 5.02, the resignation of John R. Haddock as a director of Dtomi and the assumption of David M. Otto of the duties of principal executive officer and principal financial officer of Dtomi.

On September 1, 2005, Dtomi filed a Form 8-K, disclosing, under Item 1.01, that certain Agreement and Plan of Reorganization by and between Dtomi and Vocalscape dated August 25, 2005, and disclosing under Item 5.02, the appointment of Ron McIntyre to the Board of Directors.

After the period covered by this report, on October 4, 2005, Dtomi filed a Form 8-K, disclosing, under Item 1.01, the closing of that certain Agreement and Plan of Reorganization by and between Dtomi and Vocalscape dated August 25, 2005, and disclosing under Item 5.02, the appointment of Robert Koch, Larry Hartmann and Ryan Gibson to the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DTOMI, INC.
                                  (named changed to "VOCALSCAPE NETWORKS, INC." On November 3, 2005)
                                  (Name of Registrant)

November 14, 2005                 By:  /s/ Robert Koch
                                       -------------------------------
                                       Robert Koch
                                       Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit
Number         Description
------         -----------

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

3.2.1 Bylaws of Dtomi (incorporated by reference to Dtomi's Registration Statement on Form 10-SB 12G/A filed on November 26,
               1999).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.