Form 10KSB
period 2005-12-31
Vocalscape Networks, Inc.
filed 2006-05-18
CIK 1083721

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2005
or
☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

0000-27277
(Commission File No.)
VOCALSCAPE NETWORKS, INC.
(Name of Small Business Issuer in Its Charter)

NEVADA (State or other jurisdiction of incorporation or organization	98-0207554 (I.R.S. Employer Identification No.)

170 E. Post Road, Suite 206 White Plains, New York (Address of principal executive offices)	10601 (Zip Code)

Issuer’s Telephone Number, including area code: (914) 448-7600
Securities registered under Section 12(b)
of the Securities Exchange Act of 1934:

NONE

Securities registered under Section 12(g)
of the Securities Exchange Act of 1934:

COMMON STOCK, $.001 PAR VALUE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☒

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Issuer’s revenues for its most recent fiscal year were: $122,303.

As of May 5, 2006, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was recently sold was: $2,089.__________.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act: Yes ☐No ☒

As of May 5, 2006, there were 5,800,618 shares of the issuer’s common stock outstanding, and 20,000 shares of Series A Convertible Preferred Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐No ☒

Table of Contents

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB release contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, the company’s ability to (i) adapt to rules and regulations that may be promulgated that affect how Vocalscape must conduct its Voice-over-Internet Protocol business and operations; (ii) market and distribute its Voice-over-Internet Protocol services; (iii) secure capital to continue operations; (iv) achieve and manage growth; and (v) develop or acquire new technology to effectively provide new and/or better services. Additional factors that will impact the company’s success include the company’s ability to attract and retain qualified personnel; the voting decisions of Robert Koch, who controls 97% of the voting power of all security holders of the Vocalscape; and other factors discussed in Vocalscape’s filings with the Securities and Exchange Commission.

Our management has included projections and estimates in this Form 10-KSB, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Background

Prior to its merger, effective October 4, 2005, with Dtomi, Inc., a Nevada corporation (“Dtomi”), the assets of Vocalscape were operated in a Delaware corporation named “Vocalscape, Inc.”, and the shares of common stock of Vocalscape, Inc. were quoted on the Pink Sheets in 2004 and part of 2005 (while it operated what is now the current business of Vocalscape). Prior to the merger with Dtomi on October 4, 2006, Vocalscape, Inc. sold and assigned substantially all of its assets to a wholly-owned subsidiary named “Vocalscape Networks, Inc.”, which merged with a wholly-owned subsidiary of Dtomi, named “Dtomi Acquisition Corp.”, which was a Nevada corporation. Vocalscape Networks, Inc. was the surviving corporation in the merger with Dtomi Acquisition Corp, and changed its name to “Vocalscape Operating Subsidiary, Inc.” Shortly thereafter, “Dtomi, Inc. changed its name to “Vocalscape Networks, Inc.”, and Vocalscape Operating Subsidiary, Inc. is a wholly owned subsidiary of Vocalscape Networks, Inc.

Summary of Business

Vocalscape is a next generation communications provider that provides Voice over Internet Protocol (“VoIP”) solutions. What used to be housed in multiple refrigerator sized boxes costing over $1M (with additional funds needed for telephony features) is now available on a group of five computers not much larger that a standard desktop PC’s available from Dell. It is a ‘paradigm shift.’ We provide the end-to-end solution comprised of hardware and software that allow companies to offer residential telephony services without the need for investments totaling millions of dollars. The experience is the same - you just pick up the phone and make a call - long distance or local.

Vocalscape Milestones

Prior to its merger with Dtomi, Inc., the business of Vocalscape had been operated for approximately two years. With limited funding, it has been able to deliver to the market a very strong group of solutions. These encompass Residential VoIP systems (prepaid / subscription), Calling Card Solutions, Multiple versions of our Eyefon Softphone and an impressive list of features within the systems. These features consist of Standard Voicemail, Voicemail to E-mail, Web Voicemail, Online Payment, Fax to E-mail, Call forwarding, Virtual Numbers, Caller ID and 3 way calling.

VoIP is an alternative technology that can replace services provided by the traditional telephone network. VoIP technology translates voice into data packets, transmits the packets over data networks and reconverts them into voice at the destination. Unlike traditional telephone networks, VoIP does not use dedicated circuits for each telephone call; instead, multiple users for voice, data and video can share the same VoIP network simultaneously. This type of data network is more efficient than a dedicated circuit network because the data network is not restricted by the one-call, one-line limitation of a traditional telephone network. This improved efficiency creates cost savings that can be passed on to the consumer in the form of lower rates.

As a result of these developments, consumers, enterprises, ISPs, ITSPs and telecommunications companies are continuing to embrace offerings from VoIP providers. Consumers, particularly in emerging markets, are increasingly using VoIP-enabled services, to overcome regulatory and incumbent-imposed constraints to reduce their telephony costs. Enterprises are significantly dropping their telephony expenses by using VoIP to link users within offices and around the world. VoIP enables telecommunications providers to reduce their network costs and to deliver new products and services that cannot be supported by traditional telephone networks.

Target Markets/Solutions

Vocalscape delivers a grouping of technology and solutions that provide reliable VoIP solutions and products to service providers, new entrants and existing VoIP providers. These solutions and hardware are built to work with dial-up, high-speed and wireless networks using both private networks and public internet connections.

Target Market	Solution/Product

ISPs/ITSPs (medium size)	Residential VoIP Telephony Solution Resellers of DigitalEphone Solution
Alternative Operators	Residential VoIP Telephony Solution Calling Card Solution
Cable Operators with VoIP systems	VoIP Telephony Adapters
Independent Local Exchange Carriers (ILEC) Local Exchange Carriers (LEC) Competitive Local Exchange Carriers (CLEC) With VoIP Services/IP PBX Services	VoIP Telephony Adapters IP Telephones Eyefon Softphone
Enterprises	IP Telephones Eyefon Softphone
Residential/SOHO Telephony Users	DigitalEphone Solution

Market Opportunity

Vocalscape is focused on supplying residential VoIP Solutions, products and services to the ISP, ITSP, Alternative Operators and existing ILECS, LECS and Enterprises.

Arthur D. Little expects that VoIP will be one of the most widely used application on the Internet by 2010, with over 70% of households with broadband subscribing to the service.

One of the market leaders within the VoIP market for residential subscribers is Vonage. They are spending hundreds of millions of dollars educating the market on broadband VoIP phone services and have revolutionized the fixed line business with unlimited calling plans at very low rates. This has a “halo” effect and is driving entrepreneurs, ISP’s, Cable operators to rapidly search for their own VoIP telephony solutions.

Vocalscape has the following approach to the VoIP market Opportunity:

Sell to the Service provider marketplace

The ISP’s, and Cable Operators already have a customer base with broadband services with a relatively stagnant revenue base - they are looking for additional revenues from their current customers along with expansion outside of their current geographical boundaries.

Alternative Operators are very much looking for the same Residential telephony systems and also represent a significant segment of potential customers.

Provide our own residential services to the market using what we have learned by working with our clients through our own branded solution - tentatively called DigitalEphone

This direct to consumer model will allow Vocalscape to directly target consumers that would like an alternative VoIP telephony service. This approach also allows Vocalscape to also target companies that would potentially like to resell our services under the DigitalEphone brand.

Vocalscape is positioned uniquely to capture a share of the VoIP service provider and hardware marketplace. The solutions developed by Vocalscape are critical for the new entrant VoIP provider. The hardware products and softphone can target the existing VoIP businesses. Vocalscape’s solutions set will be one of the first to completely install every aspect of the VoIP business for entrepreneurs and also include the option to choose parts of the product platform. The modular system and robust set of technology and hardware can be easily integrated into the telephony network. Vocalscape delivers the capabilities providers require to create a business and, in doing so, creates the opportunity for Vocalscape to service its ongoing support, enhancement, network monitoring and support needs.

Vocalscape Solution

Vocalscape delivers residential/soho telephony solutions to our clients. In order to do so, we have partnered, purchased or developed the products and services necessary to create the total solution. The products are a combination of both software and hardware.

Software: Turnkey VoIP solutions

Residential System

Vocalscape has designed and developed a residential telephony system that is a total solution. It encompasses the complete lifecycle of the customer from Initial signup online, assignment of phone numbers and features (voicemail, call forwarding, caller id etc.), My Account functionality for the customer (Call Details, Payment/Billing), Warehousing and Account administration features (customer views, rates administration, account payment, reporting etc) as part of the Customer service and System Administration features. It is an end to end solution.

The residential system is available as either a Prepaid or a Subscriber solution.

•
The prepaid solution allows customer to purchase a device from a retail store/online and then activate it online to receive a phone number, calling features and a set amount of airtime. The airtime decrements as calls are made. This can then be recharged online through a credit card or banking transaction.

•
The Subscriber solution allows a customer to purchase a device from a retail store or online that is activated on the system when the customer has registered. The customer is billed monthly for the service which can either be based on minutes usage or unlimited calling within a region. Calling outside of the region will incur long distance charges

Calling Card System

Vocalscape’s VoIP Calling Card solution allows businesses to run a calling card business. Customers can purchase either one time calling cards from retail locations or virtual calling cards online. One time cards contain a fixed value and are not refillable. The virtual calling card can be refilled online using a credit card to pay. The system allows resellers to generate cards, manage user accounts, offer multiple packages and generate reports. The solution also enables a business to set up a variety of rules regarding service fees

Services

DigitalEphone Retail System

As an additional revenue stream to the overall residential/soho model, Vocalscape is becoming a Residential service provider with the DigitalEphone system running on the Vocalscape Residential Solution. . The service has been set-up to offer broadband and dial-up accessible VoIP phone service to compete with Vonage, Packet 8 and other major providers. DigitalEphone will compete in this market through reseller partnerships with ISPs, web site communities and entrepreneurs.

Production Support and Monitoring

Vocalscape provides to its customer ongoing production support and monitoring services. These services are comprised of 2nd tier technical support and 7x24 system monitoring through our state of the art SNMP monitoring system which pages and e-mails our support staff if any system deficiencies are noted.
System Enhancements

From time to time our customer require modifications to the systems that they have purchased - Vocalscape provides these services to them on either a contract or time and materials basis.

Consulting

•
Business Consulting - Vocalscape brings extensive industry knowledge to assist customers in developing a long-range VoIP strategy and how to develop and implement models that will result in a successful business

•	Telephony Engineering - Our engineers are experts in both the network and telephony domains. We can solve problems and implement system that traverse both the IP and Telephony networks.
•	Custom Termination Solutions for large customers - Vocalscape has partnered with various service providers to enable our customers the best connections to destinations throughout the world

Future Product Offerings

Seamless 911 Dashboard and Emergency Services

Vocalscape is integrating 911 and emergency services modules into their current system. This produces a base code module for integrating multiple 911 providers and enabling a seamless 911 dashboard for VoIP providers to meet the emergency services requirements of their respective countries. The expert telephone engineers on Vocalscape’s staff and development team have built a reliable, redundant and efficient solution within the Vocalscape system that is being matured into a module for resale. This addition will enable existing networks to meet the 911 requirements that were imposed by the Federal Communications Commission on May 19, 2005. These regulations require Internet telephone companies to provide emergency 911 services to all their customers. Globally, these services are being mandated and a large market for the service and dashboard software is expected.

IP PBX Subscriber System

The IP phone system market (“PBX”) is one of the fastest growing markets benefiting telephone services to businesses. The hosted platform Vocalscape is developing will enable resellers to service businesses online. It will feature a self-managed phone system. The billing and logistical requirements have been done within the Vocalscape subscriber platform. Further development is being completed to simplify the self-management functions of the automated attendant, the management of multiple phone numbers and extensions and the administrative control of individual user accounts. With the completion of the hosted business IP PBX solution, Vocalscape will be one of the only solutions providers within the market to complete an IP PBX system featuring its own manufactured handsets and devices. Until recently, the only market providers with this breadth of product and software solutions were CISCO and Lucent. Hosted VoIP enables enterprises to capitalize on the cost advantages of converging voice and data networks without the large capital investment in equipment. Hosted VoIP is expected to grow from $233 million in revenues in 2005 to $1.2 billion by 2010, for a compound annual growth rate of almost 40%.

Call Centers, Logistics and Field Services

Vocalscape is developing an intricate network of support providers and partners to maintain their products and client networks. The call centers and support networks will be an additional service to clients who do not have the infrastructure to handle the necessary support. Through this network, Vocalscape can provide a client located anywhere in the world with a custom support solution that covers the full range of modern support services from call centers to parts replenishment systems and direct field support.
Technology and Product Development

Vocalscape has a team of highly skilled and experienced engineers with significant software and systems industry experience. These senior engineers and management have significant experience in telecommunications, communication and control systems development. Vocalscape will be able to bring to market its products in a timely fashion while retaining the IP, and producing a superior product with high reliability and quality. Our core team overseeing the development and design has expertise in systems engineering and application level software.

Sales and Marketing

Vocalscape’s growth is based on:

1.  A proven and growing market
2.  Direct and Indirect sales team.
3.  A world-class technical team.
4.  Customer focused operations and execution.
5.  Global presence via the web, resellers and existing clients.

Vocalscape will build an integrated sales team consisting of both direct and indirect resources. Direct resources will target the ISP’s, ITSP’s and Alternative Providers with the residential VoIP solution. Indirect channels will include VARs that supply the growing VoIP provider market with hardware endpoint devices.

The sales force will also utilize web based leads (generated by search engine, blog, publication and email marketing) and outbound telemarketing to go directly after the solution sales clients.

A select number of tradeshows will be attended to build the Vocalscape brand and the awareness of the solutions and product offerings from the company.

At this time, Vocalscape has targeted its initial marketing efforts to alternative providers, ISPs and ITSPs within North America.

Competitive Advantages

Vocalscape has many competitive advantages, including:

1.	Proven in-house expertise in VoIP networks
2.	Established in global markets.
3.	Strategic approach to growth that leverages well established clients and business networks.
4.	Solutions that save time, money and resources.
5.	Outsourced manufacturing
6.	Existing, well-established relationships with ISPs and telephony providers.
7.	A clearly articulated and fully framed technology development strategy.
8.	A balance between world-class technologists and experienced business leaders.
9.	An intellectual property protection plan.
10.	In-house experts that have built a strong following of online readers of articles and publications on VoIP start-up opportunities and who have created an expert name for Vocalscape Networks online.
11.	Legislation and regulations are adapted within the VoIP system to meet market needs, making all Vocalscape and AzaTel solutions one-stop leading edge technology.

Vocalscape has a significant amount of trade secrets and proprietary technology within their overall portfolio of applications and hardware devices that span over two years of development.

Our belief is that VoIP is no different than traditional high-cost telephone service. When a client picks up the phone, they want it to work exactly like the traditional phone. Our extensive knowledge and systems enable us to provide this experience.

Competition

The market for VoIP telephony software and services is relatively new and is quickly evolving and subject to rapid technological change. The VoIP telephony market has also seen significant consolidation and this trend is projected to continue. The companies presented below are not meant to be an exhaustive list of competitors to Vocalscape, but it represents the largest and most active participants in this market:

Residential/SOHO VoIP System

Net2Phone

Net2Phone provides VoIP PacketCable, SIP and wireless solutions around the world. As leaders in service providers with turnkey hosted VoIP telephony services, Net2Phone has routed billions of retail VoIP minutes globally, servicing more than 100,000 users in the US as well as hundreds of thousands of more overseas. Net2Phone's hosted SIP platform provides partners with residential broadband telephony, calling cards, prefix dialing and enterprise services in over 100 countries. Net2Phone's PacketCable platform provides cable operators with the ability to deliver a primary line replacement service with guaranteed features such as 911.

Deltathree

Deltathree is a provider of Internet telephony solutions to consumers, resellers and service providers worldwide. Deltathree offers a wide range of VoIP services including broadband phone, PC to phone, virtual calling cards and more.

Deltathree sells outsourced platforms similar to that of Vocalscape for cable companies and a hosted solution for resellers.

VocalTec Communications Ltd.

VocalTec is a telecom equipment provider offering next generation network (“NGN”) VoIP carrier class call control and hosted telephony platforms. Their customer base includes Deutsche Telekom, Intelcom San Marino (a subsidiary of Telecom Italia Sparkle), RomTelecom and Hanoi Telecom. The company's flagship Essentra® Softswitch Platform offers carriers a rich set of residential and enterprise telephony services, supporting both legacy and advanced IP based multimedia devices. VocalTec's products provide carriers with call control, interface to legacy telephone systems as well as peering with other NGNs. VocalTec continues to offer innovative and advanced telecommunication solutions for carriers and service providers who migrate to NGN.

VocalTec competes with Vocalscape on supplying subscriber platforms and solutions to Telecom and ISP target markets. Their systems sales are over $100,000 per system and they target a very high-end clientele. Therefore the volume of their sales is low and their per quarter income is limited to handling a few clients at a time. It is our assumption that firms such as VocalTec will feel a decline in revenues based on competition by lower entry solutions such as Vocalscape.

The Company is headquartered in White Plains, New York and has an engineering and sales office in Vancouver, British Columbia, Canada

The company recognizes that, without additional financing, the continued development and subsequent market success of the Company is highly uncertain. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our principal corporate and executive offices are located at 170 E. Post Road, Suite 206, White Plains, New York 10601. Our telephone number is (914) 448-7600. We maintain a website at www.vocalscape.com.

ITEM 2. PROPERTY

Our principal corporate and executive offices, are located at 170 E. Post Road, Suite 206, White Plains, New York 10601, and our primary operations offices, which are located at 305 - 1847 West Broadway, Vancouver, British Columbia, Canada. We lease our offices located in White Plains, New York, and such offices are subject to a two-year term lease, which expires February 28, 2007. We pay $2,350 per month for rent. We lease our offices located in Vancouver, British Columbia, and such offices are subject to a five-year term lease, which expires June 30, 2010. We pay $2,238 Canadian (approximately $1,850 U.S. Dollars) per month for rent with escalation clauses. We do not currently maintain any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future. We have no affiliation with the owner of the property where we lease our corporate and executive offices. We believe that the existing facility will adequately meet its needs for now and the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subjected to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

On August 23, 2005, a majority of the holders of the Company’s common stock consented to action in lieu of a special meeting of the stockholders to a one-for-four hundred (1:400) reverse split of the issued and outstanding shares of Company’s common stock. The action was effective September 24, 2005.

On October 24, 2005, a majority of the holders of the Company’s common stock consented to action in lieu of a special meeting of the stockholders to an amendment to the Company’s Articles of Incorporation to change the name of the Company from “Dtomi, Inc.” to “Vocalscape Networks, Inc.”

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, COMPANY PURCHASES OF EQUITY AND SECURITIES

Market Information

The Company’s common stock is traded in the Over-the-Counter market and is quoted on the Electronic Bulletin Board (“OTC Bulletin Board”) under the symbol “VOSC.” The following table represents the range of the high and the low closing bid prices, as quoted on the OTC Bulletin Board, for each fiscal quarter for the last two fiscal years ended December 31, 2005 and 2004. These quotations represent prices between dealers, and may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. On October 4, 2005, the Company effected the acquisition of Vocalscape Networks, Inc. by way of merger. Prior to that date, the Company had been known as “Dtomi, Inc.”

Fiscal Quarter Ended	Low		High
December 31, 2005	$0.001	*	$0.70	*
September 30, 2005	$0.001		$0.017
June 30, 2005	$0.005		$0.048
March 31, 2005	$0.04		$0.215
December 31, 2004	$0.035		$0.31
September 30, 2004	$0.07		$0.28
June 30, 2004	$0.21		$1.23
March 31, 2004	$0.55		$1.36

* Reflects an adjusted price pursuant to a 1:400 reverse stock split on October 12, 2005.

On May 5, 2006, the Company estimates that there were approximately 563 record holders of the Company’s common stock.

On May 5, 2005, the closing bid of Vocalscape's common stock on the OTCBB was $0.30 per share.

Dividends and Dividend Policy

The Company has not paid any cash dividends on its common stock during the last two fiscal years and it does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings for reinvestment in the business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent on the Company’s financial condition, results of operations, capital requirements and other relevant factors.

Recent Sales of Unregistered Securities

All unregistered sales of the Company’s equity securities during fiscal 2005 were previously reported in the Company’s prior annual, quarterly and current reports filed with the SEC. Therefore, those disclosures are not duplicated in this report.

Equity Compensation Plan Information

The following table summarizes share information about the Company’s equity compensation plans, including the Company’s 2001 Stock Option Plan (the Plan) and non-plan equity compensation agreements as of December 31, 2005.

	Number of Securities to		Number of Securities
	be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	For Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans to Employees Approved By Shareholders	(1)		n/a (2)

Equity Compensation Plans Not Approved by Shareholders	2,505 (3)	$38.20	5,000
Warrants Expiring December 31, 2006	41,347 (3)	$72.00	n/a
Warrants Expiring December 31, 2006	214 (3)	$0.40	n/a
Warrants Expiring December 31, 2009	1,250 (3)	$100.00	n/a
Total	45,316	$70.57	2,495

	Number of Securities to		Number of Securities
	be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	For Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans to Employees Approved By Shareholders	142,690 (1)	$0.14	1,857,310 (2)

Equity Compensation Plans Not Approved by Shareholders	3,196,440 (3)	$0.16	n/a
Total	3,339,130	$___	1,857,310

_____________________
(1) Represents shares subject to outstanding options under the Plan.
(2) Represents shares available for option grants under the Plan.
(3) Represents non-plan options and warrants.

Equity Compensation Plans Not Approved by Shareholders

The Company’s Board of Directors currently administers the Plan. The Plan provides for the grant of options (incentive and non-statutory) to officers, employees, and independent contractors capable of contributing to the Company’s performance. The Company has reserved an aggregate of 5,000 shares of common stock for grants under the Plan. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended. As of December 31, 2005, the Company had outstanding non-statutory options for 2,505 shares of the Company’s common stock. These options have a term of five years, unless earlier terminated in accordance with the provisions of the Plan and applicable stock option agreements. The exercise prices of the outstanding options granted as of December 31, 2005 range from $38.00 to $40.00 per share, and generally immediately upon grant or were subsequently accelerated. Upon expiration of unexercised options, the unpurchased shares subject to such options will again be available for purposes of the Plan.

During fiscal year 2005, the Company did not grant any plan options for the purchase of common shares to employees.

As part of the recapitalization, the Company assumed warrants to consultants and service providers in fiscal 2005 for a total of 45,443 shares of common stock, with exercise price ranging from $0.40 to $100.00 per share of which 2,632 warrant expired at December 31, 2005. The remaining warrants have terms that expire from December 31, 2006 to December 31, 2009.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Vocalscape is a next generation communications provider that provides Voice over Internet Protocol (“VoIP”) solutions. The current business of Vocalscape is the result of a merger of Dtomi, Inc. with Vocalscape Networks, Inc. on October 4, 2005, a date prior to which Vocalscape Networks, Inc. was not affiliated with the Company, and the Company was named “Dtomi, Inc.” Until October 4, 2004, the Company was named “Dtomi, Inc", and was a Florida-based, company that was developing the Air Spring Axle system, a suspension system for small and medium sized trailers (under 26,000lb GVWR) that allows the rear of the trailer to be lowered to ground level.

PRODUCTS AND SERVICES

Vocalscape provides VoIP telephony solutions and communications software for Internet Service Providers ("ISPs"), Internet Telephony Service Providers ("ITSPs") and Telecommunications companies worldwide. Vocalscape develops VoIP and interactive communications software including Soft phone applications, Customer Acquisition and Billing Systems, SIP Servers, Gatekeepers and Virtual Calling Cards. Vocalscape's strategy is to focus on VoIP software and Long Distance termination solutions that bring together a full range of communications solutions and services thereby providing a turn-key VoIP infrastructure for ISPs, ITSPs and Telecommunications companies.

COMPETITION

The market for VoIP telephony software and services is relatively new and is quickly evolving and subject to rapid technological change. The VoIP telephony market has also seen significant consolidation and this trend is projected to continue. The companies presented below are not meant to be an exhaustive list of competitors to Vocalscape, but it represents the largest and most active participants in this market: Deltathree, VocalTec Communications Ltd. and Net2Phone.

Vocalscape’s software solutions operate on the customer’s choice of hardware. Our software solutions will support our customer’s choice of business models including, pre-paid, post-paid or monthly subscriber billing systems. Vocalscape’s product offerings are designed to streamline subscriber provisioning and subscriber services online.

DEVELOPMENT

Vocalscape has a team of highly skilled and experienced engineers with significant software and systems industry experience. These senior engineers and management have significant experience in telecommunications, communication and control systems development. Vocalscape will be able to bring to market its products in a timely fashion while retaining the IP, and producing a superior product with high reliability and quality. Our core team is overseeing the development of: 1) a Seamless 911 Dashboard designed to integrate multiple 911 service providers and .2) an IP PBX subscriber system enabling resellers to service business customers online with a self-managed telephone system.

DISTRIBUTION & MARKETING

Vocalscape has a direct sales team and will build an indirect or reseller sales force. Direct resources will target the ISP’s, ITSP’s and Alternative Providers with the residential VoIP solution. Indirect channels will include VARs that supply the growing VoIP provider market with IP PBX solutions.

The direct sales force will also utilize web based leads (generated by search engine, blog, publication and email marketing) and outbound telemarketing to go directly after the solution sales clients. A select number of tradeshows will be attended to build the Vocalscape brand and the awareness of the solutions and product offerings from the company.

GOING CONCERN

Our independent registered public accounting firm have added an explanatory paragraph in connection with the December 31, 2005 financial statements, which states that our company has nominal revenues and has incurred net losses of $1,890,435 and net cash used in operations of $683,398 in the year ended December 31, 2005. Our current liabilities exceed our current assets by $3,867,254 and we have an accumulated deficit and stockholder’s deficit of $2,424,097 and $3,859,107 at December 31, 2005. These conditions give rise to substantial doubt about Vocalscape's ability to continue as a going concern. Vocalscape's ability to fully commence its operation and generate revenues or its ability to obtain additional funding will determine its ability to continue as a going concern. Our financial statements do not include any adjustments that might result form the outcome of this uncertainty.

RESULTS OF OPERATIONS

The consolidated Statements of Operations for 2004 represents the accounts of Vocalscape Networks Operating Subsidiary, Inc. The Consolidated Statement of Operations for 2005 include the accounts for Vocalscape Networks, Inc. (fka Dtomi, Inc. ) and Vocalscape Networks Operating Subsidiary, Inc. Accordingly, the historical financial statements and financial information presented in this annual report prior to the merger date are those of Vocalscape Networks, Operating Subsidiary, Inc. (the private Nevada Company) and the historical Statement of Operations of Vocalscape Networks Inc., includes the operations of Dtomi, Inc. from the merger date,

The company had $122,303 of recorded revenues for the year ending December 31, 2005, compared to $25,188 of revenues for the year ending December 31, 2004.

Compensation expense for the year ending December 31, 2005 increased to $730,650 compared to $69,401 for the year ending December 31, 2004, however the Compensation expense for the period October through December 31, 2005 included a $637,500 expense of deferred compensation from the historical operations of Dtomi, Inc.

Consulting expense for the year ending December 31, 2005 increased to $428,627 compared to $0 for the year ending December 31, 2004, however the Consulting expense for the period October through December 31, 2005 included a $228,441 expense of deferred consulting from the historical operations of Dtomi, Inc. Consulting expenses were primarily comprised of fees paid to software development contractors.

Professional Fees for the year ending December 31, 2005 increased to $201,330 compared to $0 for the year ending December 31, 2004. Professional fees incurred were legal fees of $154,267 and accounting and audit fees of $47,063.

Research and Development cost for the year ending December 31, 2005 increased to $170,234 compared to $53,569 for the year ending December 31, 2004. Research and Development cost were primarily programming and software development fees, website development and graphic design.

Bad Debt on Advances is comprised of advances made on behalf of Vocalscape Networks Operating Subsidiary, Inc.’s former Parent and for the year ending December 31, 2005 such expenses decreased to $60,154 compared to $135,705 for the year ending December 31, 2004,

Impairment of Software expense for the year ending December 31, 2005 decreased to $0 compared to $136,538 for the year ending December 31, 2004. The Company determined in 2004 that certain of its software assets are not generating cash flows and accordingly recognized the impairment expense in 2004.

General and Administrative expense is primarily comprised of rents, travel, entertainment and selling expenses and for the year ending December 31, 2005 such expenses increased to $352,742 compared to $130,941 for the year ending December 31, 2004, however the Compensation expense for the period October through December 31, 2005 included a $34,337 expense of deferred fees from the historical operations of Dtomi, Inc.

The net loss for the year ending December 31, 2005 is $1,890,435 (net loss per share of $1.58) compared to the year ending December 31, 2004, $516,762 (net loss per share of $0.45).

LIQUIDITY AND CAPITAL RESOURCES

The company does not currently have an adequate source of reliable, long-term revenue to fund operations. As a result, Vocalscape is reliant on outside sources of capital funding. There can be no assurances that the company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there are no assurances that the company will be able to secure adequate sources of new capital funding, whether it is in the form of share capital, debt, or other financing sources.

Vocalscape has no cash and cash equivalents, total current liabilities of $3,869,754 and total assets of $40,833 at December 31, 2005. The Company continues to incur costs, but has not secured adequate new revenue to cover the costs.

TRANSACTIONS WITH RELATED PARTIES

On January 18, 2006, Vocalscape entered into a Stock Purchase Agreement with its Chairman and Chief Executive Officer, Robert Koch, pursuant to which Mr. Koch agreed to cancel $5,000 of debt owed by Vocalscape to Mr. Koch in exchange for 20,000 shares of Vocalscape’s Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, at any time, on a 1-for-1 basis, into shares of common stock. Vocalscape relied upon Rule 506 of Regulation D, promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”), as an exemption from the registration provisions of the Securities Act for the sale of the 20,000 shares of Series A Convertible Preferred Stock to Mr. Koch.

In January 2004, a related party who is controlled by our Chairman/CEO and principal shareholder assigned a software purchase contract to the Company. The Company recorded software of $136,538 and a loan liability of $136,538. The loan liability was due to the software seller of $108,229 and notes payable to the related party of $28,309 for payments previously made against the software purchase price. Notes payable to the above-related party were $156,828 at December 31, 2005.

Due to former parent, Vocalscape, Inc. represents open, non-interest bearing advances, which are due on demand. The average balance outstanding during 2005 was $223,158. Certain officers and directors of the Company remain as officers and directors of the former parent, Vocalscape, Inc. During 2005 and 2004 the Company has recorded allocated expenses, which were paid by the former parent using specific identification method. Management believes the allocation is reasonable.

A director of the Company controls a law firm that provides services to the Company. Vocalscape has an engagement agreement with the law firm, The Otto Law Group, PLLC ("OLG"), David Otto, a director of Vocalscape, holds all equity securities of OLG. Vocalscape believes that arrangement with OLG to be fair.
At December 31, 2005 accounts payable to this law firm were $719,475 and presented as accounts payable, related party. In addition a loan payable to the law firm was $59,000 and included in. loans and notes payable, related parties. Expenses incurred by the Company during 2005 to this law firm were $85,932.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

Vocalscape currently operates through the willingness of its directors, officers, consultants and professional advisors willingness to continue working on behalf of Vocalscape for no cash compensation, though Vocalscape has an obligation to pay such cash compensation. Vocalscape has no cash and will only be able to satisfy its cash requirements through raising additional funds in the next 12 months.

The company recognizes that, without additional financing, the success of Vocalscape’s VOIP business is highly uncertain and Vocalscape must adapt its business operations to this reality. We are therefore seeking to broaden and transform our business base through the acquisition of innovative, value-differentiated products and services. Our focus is on revenue generating businesses poised for rapid growth that can benefit from being part of a public company but benefit from the sharing of resources and the sharing of costs associated with public filings and compliance.

We have limited funds with which to pursue the acquisition of new business opportunities, as we have generated losses since our inception. In our pursuit of acquiring new business opportunities, we anticipate needing additional funds to cover legal and accounting expenses, due diligence expenses and other costs. Subject to the availability of adequate financing, Vocalscape will continue to focus on providing services to our existing customers, marketing and selling our products to new customers and the continuous development of our products and services.

SUBSEQUENT EVENTS TO THE YEAR ENDING DECEMBER 31, 2005

Issuance of Series A Convertible Preferred Stock - On January 20, 2006, the Company accepted a subscription from its CEO to purchase 20,000 Series A shares in exchange for a $5,000 portion of a promissory note due to the CEO. Such note was previously due to a controlled affiliate of the CEO and assigned to the CEO by that affiliate. The issuance of these shares increases the CEO’s voting control of the Company to approximately 99%.

Financing - During January 2006, the Company received a loan of $27,500 from the wife of a director, which bears interest at 10% and is due March 31, 2006. The proceeds from the loans were $25,000 with $2,500 of the related party loan being a loan fee payable. As of the date of this report, the loan has not been repaid.

Share Exchange Agreement - On February 26, 2006, Vocalscape and Azatel Communications Inc., a British Columbia corporation (“Azatel”), and all of the shareholders of Azatel (the “Shareholders”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which Vocalscape shall acquire all of the issued and outstanding shares of common shares of Azatel in a transaction valued at approximately $118,000. Under the Share Exchange Agreement, Vocalscape shall issue 200,000 shares of its common stock to the Shareholders, who number three persons, in exchange for all of their respective shares Azatel (the “Share Exchange”). Upon completion of the Share Exchange, the Shareholders will own approximately 8.81% of the issued and outstanding shares of common stock of Vocalscape.

Azatel has taken the position that the Share Exchange Agreement is terminated. Vocalscape does not believe that the Share Exchange Agreement is terminated.

Convertible Promissory Note - In March 2006, the Company issued a convertible promissory note for $150,000 with interest payable at maturity at 10.5% per annum. The note matures and is due March 3, 2008. The note principal is convertible to common stock at a fixed price of $.118 per share which equates to 1,271,186 common shares. Management has determined that this note qualifies as conventional convertible debt pursuant to SFAS 133 and EITF 00-19 and accordingly the embedded conversion option is not a derivative. The convertible promissory note and embedded conversion option will be presented as one combined liability instrument in the Company’s balance sheet. The Company computed a beneficial conversion value of $150,000 based on the quoted stock price on the grant date of $.60 per share. The $150,000 will be recorded as a debt discount and credit to additional paid-in capital. The debt discount will be amortized to interest expense over the note term of two years. The note is guaranteed by, Azatel Communications Inc. (the “Acquiree”) (see Share Exchange Agreement above) with the note holder holding a first security interest in substantially all assets of the Acquiree and the Company has guaranteed the conversion. In March the note was converted into 1,271,186 shares.

Convertible Promissory Note - In March 2006, the Company issued a convertible promissory for $10,000 with interest payable at maturity at 10.5% per annum. The note matures and is due March 15, 2008. The note principal is convertible to common stock at a fixed price of $.118 per share which equates to 85,746 common shares. Management has determined that this note qualifies as conventional convertible debt pursuant to SFAS 133 and EITF 00-19 and accordingly the embedded conversion option is not a derivative. The convertible promissory note and embedded conversion option will be presented as one combined liability instrument in the Company’s balance sheet. The Company computed a beneficial conversion value of $10,000 based on the quoted stock price on the grant date of $.60 per share. The $10,000 will be recorded as a debt discount and credit to additional paid-in capital. The debt discount will be amortized to interest expense over the note term of two years. In March the note was converted into 85,746 shares.

Shares Issuance Authorized - During February 2006, the Company authorized 1,550,000 common shares to be issued for services. The shares will be valued at the quoted market prices on the respective measurements dates and the resulting expense will be recognized over the service periods.

Shares Granted - On April 3, 2006 the Board approved a grant of 250,000 common shares to a current director as compensation for future legal services.

Regulation S Offering - During January through April 2005 the Company issued 1,965,326 common shares in exchange for approximately $224,000 and paid commissions of $133,000.

Risk Factors

Vocalscape operates in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

OUR OPERATING HISTORY IS MORE LIMITED THAN THAT OF MANY OTHER COMPANIES, SO YOU MAY FIND IT DIFFICULT TO EVALUATE OUR BUSINESS IN MAKING AN INVESTMENT DECISION.

The Company is a Nevada corporation formed in 1998 and has an extremely limited operating history. The Company will be vulnerable to a variety of business risks generally associated with young, rapidly growing companies, such as an uncertain ability to execute its business plan and manage growth and expansion, the possible need for substantial additional financing, uncertainty of market acceptance, dependence on key personnel and considerable competition. Consequently, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as those in which the Company intends to compete. These risks also include evolving and unpredictable business models, the Company's ability to anticipate and adapt to developing markets, acceptance of VoIP by Internet users, consumers and business customers of the Company's software and services. To address these risks, the Company must, among other things, attract and retain a sufficient number of customers for its software and services, maintain its business customer base, respond to competitive developments, continue to attract, retain and motivate qualified personnel, provide superior customer service, and continue to develop and upgrade its technologies and commercialize its services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks, and a failure to do so could have a material adverse effect on the Company's business, financial condition and results of operation.

WE HAVE NOT BEEN PROFITABLE TO DATE, WE MAY NEVER BE PROFITABLE AND WE ANTICIPATE CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

To date, we have not been profitable. We cannot assure you that we will ever achieve or sustain profitability. We have operating losses of approximately $1,837,821 for 2005 and $500,965 for 2004. As of December 31, 2005, our accumulated deficit was $2,424,097. We expect to incur operating losses for the foreseeable future. In particular, we expect to continue to invest heavily in research and development and sales and marketing, and we expect to face pressure to adopt new pricing arrangements, including volume discounts, that may lower our gross margins. If revenues do not meet levels we anticipate, or if our costs and expenses exceed our expectations, we will continue to sustain losses, and our business and the price of our common stock may be harmed.

IF WE FAIL TO DEVELOP SOFTWARE PRODUCTS OR WE OR OTHERS FAIL TO DEVISE AN APPROPRIATE PRICING MODEL FOR THESE PRODUCTS, WE ARE UNLIKELY TO ACHIEVE OUR REVENUE GOALS.

Our future growth and profitability, if any, depend, to a great extent, on our being able to develop and market future versions of our software that can be licensed to current and potential customers as a separate product. This is a complex, long-term development effort in a rapidly changing and competitive arena. We may not be able to complete the effort successfully or in a timely fashion, particularly given our lack of experience in development projects of this magnitude. The VoIP telephony solutions and communications software that the Company intends to provide for Internet Service Providers (ISPs), Internet Telephony Service Providers (ITSPs) and Telecommunications companies worldwide has been created and licensed to limited number of customers as of the date of this Memorandum. See “Company Overview.” There are ongoing requirements for software updates and enhancements. Consequently, there can be no assurance that the Company’s engineering and technical design efforts will be successful in completing such updates and enhancements. The Company’s future success will depend in part upon its ability to design and implement new features to its VoIP telephony solutions and communications software. There can be no assurance that the Company will successfully develop or commercialize software updates, enhancements and new features in a timely manner, or that such updates, enhancements and new features will achieve market acceptance. Any failure to design and implement a working version of the Company’s system on a timely basis and at a price acceptable to ISPs, ITSPs and Telecommunications companies could have a material adverse effect on the Company’s business, operating results and financial condition.

Additionally, the VoIP telephony solutions and communications software that the Company intends to provide for ISPs, ITSPs and Telecommunications companies worldwide has been created and licensed to limited number of customers as of the date of this Memorandum. See "Company Overview." There are ongoing requirements for software updates and enhancements. Consequently, there can be no assurance that the Company's engineering and technical design efforts will be successful in completing such updates and enhancements. The Company's future success will depend in part upon its ability to design and implement new features to its VoIP telephony solutions and communications software. There can be no assurance that the Company will successfully develop or commercialize software updates, enhancements and new features in a timely manner, or that such updates, enhancements and new features will achieve market acceptance. Any failure to design and implement a working version of the Company's system on a timely basis and at a price acceptable to ISPs, ITSPs and Telecommunications companies could have a material adverse effect on the Company's business, operating results and financial condition.

OUR SUCCESS DEPENDS ON OUR ABILITY TO MAINTAIN AND INCREASE OUR CUSTOMER BASE.

Our goal of achieving profitability depends on our ability to maintain and expand our customer base. However, our customers are generally free to use competing products and services, and the costs of switching are low, so we could face significant customer losses. Our customers are generally not obligated to generate minimum revenues, and some generate very little revenue for us. These factors make it difficult to anticipate what our future revenues from existing customers will be. In addition, our success depends on our ability to expand our customer base. During 2004 81% of revenues was from one customer. During 2005 92% of revenues was from three customers. If we lose any significant customer or are unable to expand our customer base and to increase our average revenues per customer, our business will be harmed.

WE DEPEND ON OUR CUSTOMERS TO MARKET NEW INTERNET-BASED SERVICES TO THEIR END USERS, SO OUR REVENUES DEPEND ON THE ACTIVITIES OF OTHERS AND THE MARKET ACCEPTANCE OF THOSE NEW SERVICES.

Our business depends on the efforts and success of our customers in marketing Internet-based services to their end users. Our ability to promote those services is limited. Many Internet-based services, such as Internet telephony, are new and have not achieved widespread acceptance in the marketplace. As a result, our customers may be reluctant to promote these services until they gain greater commercial acceptance, which may never occur. If our customers fail to market Internet-based services effectively, for any reason, our revenues would be reduced.

WE ANTICIPATE THE NEED FOR ADDITIONAL CAPITAL TO FUND OUR OPERATIONS AND GROWTH; IF FINANCING IS NOT AVAILABLE ON ACCEPTABLE TERMS, OUR ABILITY TO SUCCEED WILL BE HAMPERED.

The Company currently believes that its existing capital resources, including the net proceeds of this offering, will be sufficient to meet its presently anticipated cash requirements through at least the next three years of operation. No assurance can be given that the Company will not be required to raise additional financing prior to such time. If and when additional funds are raised through the issuance of equity securities, Shareholders of the Company may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to the Company or its Shareholders. If such financing is not available when required or is not available on acceptable terms, the Company may be unable to develop or enhance its services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

VOCALSCAPE NETWORKS IS IN DANGER OF HAVING IT’S SHARES OF COMMON REMOVED FROM QUOTATION ON THE OTCBB.

The Company has not timely filed its Form 10-QSB containing financial statements for the period ending March 31, 2006 as described in the preceding risk factor, the Company could have at any time an “e” attached to its trading symbol on the OTCBB, meaning that the Company does not have current audited financial information available for disclosure to the public and can have it shares of common stock removed from quotation, which would prohibit holders of shares of common stock of the Company from reselling their shares through the facilities of the OTCBB.

WE FACE SIGNIFICANT COMPETITION IN THE MARKETS IN WHICH WE OPERATE, INCLUDING COMPETITION FROM LARGE TELEPHONE COMPANIES, WHICH COULD MAKE IT MORE DIFFICULT FOR US TO SUCCEED.

The VoIP markets targeted by the Company are becoming intensely competitive and subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. The Company expects competition from a number of sources. In addition, the Company expects additional competition from other established and emerging companies as the public's acceptance of VoIP continues to develop and expand. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Many of the Company's current and potential competitors have significantly greater financial, marketing or other resources than the Company. As a result, they may be able to devote greater resources to the development and implementation of their services than the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their services to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

INTERNET TELEPHONY HAS NOT ACHIEVED, AND MAY NEVER ACHIEVE, WIDESPREAD MARKET ACCEPTANCE.

Using Internet telephony for voice traffic may never achieve widespread acceptance. The Internet telephony market is relatively new; the Company believes less than 10% of all voice calls worldwide are currently transmitted over Internet-based networks. We expect both telecommunications companies and telephone users to resist changing to Internet-based telephony unless it offers clear benefits. Historically, the sound quality of Internet telephone calls has been poor. Due to capacity constraints on the Internet over which Internet telephone calls travel, callers sometimes experience transmission delays or transmission errors. If Internet telephone calls do not achieve commercial acceptance at all or as soon as anticipated, our efforts to increase our Internet telephone call business, which is key to our business strategy, could suffer.

IT IS UNCERTAIN THERE WILL BE ACCEPTANCE AND MAINTENANCE OF THE VOCALSCAPE COMPANY BRAND.

The Company believes that establishing and maintaining the Company brand is critical to its efforts to attract consumers and business partners to its sites and that the importance of brand recognition will increase due to the growing number of consumers, an increase in the number of competitors and relatively low barriers to entry to the VoIP market. If consumers and business partners do not perceive the content or experience of using the Company's Web site to be of high quality, the Company will be unsuccessful in promoting and maintaining the Company brand. Other than links to the Company's Web site which the Company anticipates making through news groups, forums and industry web pages, the Company does not anticipate entering into a significant distribution relationship with any major online search or navigation company. In order to attract and retain consumers and business partners and to promote the Company brand in response to competitive pressures, the Company may find it necessary to increase its budget or otherwise to increase substantially its financial commitment to creating and maintaining a distinct brand loyalty among consumers and business partners. If either the Company or its strategic business partners fail to promote and maintain the Company brand or if the Company incurs excessive expenses in an attempt to promote and maintain the Company brand, the Company's business, financial condition and results of operations could be materially and adversely affected.

WE EXPECT THE PRICING ADVANTAGE OF INTERNET TELEPHONY TO DECLINE, WHICH WOULD HAMPER OUR EFFORTS TO EXPAND THIS KEY COMPONENT OF OUR BUSINESS.

Today, Internet telephony generally enjoys a price advantage over traditional international long distance rates. We expect this price differential to decline, and it may decline more rapidly than we expect. If prices of traditional international long distance calls decline to a point where Internet telephony no longer offers a price advantage, Internet telephony will lose an important competitive advantage and the prospects for this key component of our business will decline.

OUR CUSTOMERS REQUIRE A HIGH DEGREE OF RELIABILITY IN THE DELIVERY OF OUR SERVICES, AND IF WE CANNOT MEET THEIR EXPECTATIONS FOR ANY REASON, DEMAND FOR OUR PRODUCTS AND SERVICES WILL SUFFER.

Our success depends in large part on our ability to assure generally error-free services, uninterrupted operation of our network and software infrastructure, and a satisfactory experience for our customers’ end users when they use Internet-based communications services. To achieve these objectives, we depend on the quality, performance and scalability of our products and services, the responsiveness of our technical support and the capacity, reliability and security of our network operations. The satisfactory performance, reliability and availability of the Company's service and its network infrastructure are critical to attracting Web users and maintaining relationships with strategic business partners and consumers. System interruptions that result in the unavailability of the site, slower response times, or processing of online transactions could reduce the attractiveness of the Company's service to strategic business partners and consumers. The Company may experience such system interruptions from time to time. Also, the addition of significant numbers of business partners to the Company's system or in the volume of traffic on the Company's online site could cause temporary capacity restraints which could reduce response times and cause degradation in customer service. Such increases in business partners and traffic may require the Company to expand and adapt its network infrastructure. In addition, the Company expects that it will depend on a limited number of suppliers for certain key technologies used to roll out and manage the Company service. There can be no assurance that the Company will be able to expand its network infrastructure on a timely basis to meet increased demand or that key technology suppliers will continue to provide the Company with products and services that meet the Company's requirements. Any increase in system interruptions or slower response times resulting from the foregoing factors could have a material adverse effect on the Company's business, financial condition and results of operation.

OUR INTERNET TELEPHONY REVENUE IS CONCENTRATED IN ONLY A SMALL NUMBER OF CUSTOMERS, THE LOSS OF ANY ONE OF WHICH COULD HARM OUR REVENUES AND PROFITABILITY.

Only a small number of customers have end users that originate or terminate Internet telephone calls using our Internet telephony services. The loss of any of these customers could have a material adverse effect on our Internet telephony business because it would be difficult to replace that business. Any future growth depends in large part on our ability to establish relationships with new customers wishing to originate or terminate Internet telephone calls.

IF WE ARE UNABLE TO DEVELOP AND INTRODUCE NEW PRODUCTS AND SERVICES, WE WILL BE LESS LIKELY TO ATTRACT OR RETAIN CUSTOMERS.

We expect the market for Internet communications products and services to continue to change rapidly. To succeed, we will be required to adapt to those changes by improving and enhancing our existing products and services, and developing and introducing new products and services. We have not demonstrated that we can consistently develop and market product enhancements and new products or services on a timely or on a cost-effective basis. If we fail to produce technologically competitive products and services in a cost-effective manner and on a timely basis, our business will be harmed.

THIRD PARTIES MAY ATTEMPT TO DRAW VOCALSCAPE BUSINESS AWAY FROM US BY USING THE NAME “VOCALSCAPE” IN A DOMAIN NAME CONTROLLED BY THAT THIRD PARTY.

The Company currently holds and licenses the Web domain name relating to its brand, specifically the Vocalscape domain name. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, there can be no assurance that the Company will be able to acquire or maintain relevant domain names in all countries in which it intends to conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. The Company, therefore, may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of its trademarks and other proprietary rights. Any such inability could have a material adverse effect on the Company's business, financial condition and results of operation.

IF WE CANNOT RETAIN ROBERT KOCH, OUR CHAIRMAN OF THE BOARD AND CEO OR TCHAVDAR PASKOV, OUR OPERATIONS WILL BE HARMED.

The success of the Company depends on the continued contributions of its senior management and advisors, particularly Robert Koch, its Chairman of the Board and Chief Executive Officer, and Tchavdar Paskov, its Chief Technology Officer. The loss of services of either of Robert Koch or Tchavdar Paskov could have a material adverse effect on the Company. See "Management."

OUR FAILURE TO MANAGE GROWTH COULD HARM THE COMPANY’S BUSINESS; WE NEED TO HIRE AND RETAIN QUALIFIED PERSONNEL TO SUSTAIN THE GROWTH OF OUR BUSINESS.

Due to the nature of the industry and the size of the potential interest in the Company's technologies, rapid growth in the scope of operations is anticipated. This growth will require additional personnel and will have associated higher levels of operating expenses. In order to manage these operations effectively, the Company will need to continuously implement and improve it's operational, financial and management information systems, as well as manage customer service, personnel and business systems. The Company's ultimate success may be dependent in large part upon its ability to attract and retain additional personnel in such areas as financial management, engineering, customer service and marketing. There can be no assurance that suitable persons for such areas can be located or retained, or that the Company will successfully meet the other challenges imposed by rapid growth. The failure to attract and retain sufficient personnel or to otherwise manage its operational, financial, and other systems adequately could have a material adverse effect on the Company's business, operating results and financial condition.

U.S. OR FOREIGN GOVERNMENTAL REGULATIONS REGARDING INTERNET TELEPHONY OR THE INTERNET GENERALLY MAY BE ENACTED, WHICH COULD IMPEDE OUR BUSINESS.

The use of the Internet and private IP networks to provide voice communications services are a relatively recent market development. Although the provision of such services is currently permitted by United States law and is largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks. More aggressive regulation of the Internet in general, and Internet telephony providers and services specifically, may materially and adversely affect our business, financial condition, operating results and future prospects, particularly if increasing numbers of governments impose regulations restricting the use and sale of IP telephony services.

In May 2005, the FCC adopted rules requiring providers of interconnected VoIP services to supply 911 emergency calling capabilities to their customers as a mandatory feature of the service by November 28, 2005. “Interconnected” VoIP services are VoIP services that allow a user generally to receive calls from and make calls to the traditional telephone network. Under the FCC rules, interconnected VoIP providers must:

•  Deliver 911 calls to the local emergency call center;
•  Deliver the customer’s call back number and location information where the emergency call center is capable of receiving it; and
•  Inform their customers of the capabilities and limitations of their VoIP 911 service.

The regulatory treatment of IP communications outside the United States varies significantly from country to country. The regulations the Company or its customers may be subject to in many jurisdictions change from time to time, they may be difficult to obtain or it may be difficult to obtain accurate legal translations where official legal translations are unavailable. In our experience, the enforcement of these regulations does not always track the letter of the law. Accordingly, although the Company devotes considerable resources to maintaining compliance with these regulations, the Company cannot be certain that it is in compliance with all of the relevant regulations at any point in time.

While some countries prohibit IP telecommunications, others have determined that IP services offer a viable alternative to traditional telecommunications services. As the Internet telephony market has expanded, regulators have begun to reconsider whether to regulate Internet telephony services. Some countries currently impose little or no regulation on Internet telephony services. For instance, on January 5, 2001, in the European Union, the European Commission (“EC”) released a decision concluding that VoIP, in general, continues to fall outside the definition of voice telephony, except where the services satisfy all of four conditions. To date, the EC has not ruled that any particular type of VoIP service (such as computer-to-computer or phone-to-phone) satisfies all of these exception conditions. As a result the EC directed Member States to permit providers to offer VoIP under data transmission general authorizations and without requiring compliance with more burdensome individual licenses and regulations applicable to traditional voice telephony. Uncertainty about and adoption of new regulations could increase our costs of doing business, or prevent us from delivering our products and services over the Internet or significantly slow the growth of the Internet. This could delay growth in demand for our products and services and harm our business.

POTENTIAL THIRD PARTY INFRINGEMENT OF OUR INTELLECTUAL PROPERTY MAY CAUSE HARM TO OUR BUSINESS AND COMPETITIVE ABILITY.

The Company relies and intends to rely principally upon a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its intellectual rights. As part of its confidentiality procedures, the Company generally enters into nondisclosure and confidentiality agreements with each of its employees, consultants and corporate partners to limit access to and distribution of its proprietary information. There can be no assurance that the Company's efforts to protect its intellectual property rights will be successful. Despite the Company's efforts to protect its intellectual property rights, unauthorized third parties, including competitors, may be able to copy or reverse engineer certain portions of the Company's software or proprietary systems, and use such copies to create competitive products or services which could have a material adverse effect on the Company's business, operating results and financial condition.

ROBERT KOCH, OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER CURRENTLY HOLDS A SIGNIFICANT PERCENTAGE OF OUR STOCK, HAS VOTING RIGHTS EQUAL TO MORE THAN 97% OF THE VOTING CONTROL OF THE SHAREHOLDERS THOUGH HIS HOLDINGS OF SERIES A CONVERTIBLE PREFERRED STOCK AND WILL BE ABLE TO CONTROL MATTERS REQUIRING STOCKHOLDER APPROVAL.

Robert W. Koch, Chairman and CEO of the Company, currently owns or has voting power over approximately 19.61% of the issued and outstanding shares of common stock of the Company or voting rights on 1,138,000 shares of the 1,389,018 shares of common stock issued and outstanding at December 31, 2005 and voting power of all shares of Series A Convertible Preferred Stock of the Company. Mr. Koch holds 20,000 shares of Series A Convertible Preferred Stock, which, in conjunction with his beneficial ownership interest in his shares of common stock, gives Mr. Koch control over approximately 97% of the voting power of the Company.

The Company has designated 100,000 shares of its blank check preferred stock as "Series A Convertible Preferred Stock." Each share of Series A Convertible Preferred Stock is (i) convertible, at the option of the holder, on a 1-for-1 basis, into shares of common stock (subject to stock dividends, stock splits and the like), (ii) automatically converts into common stock immediately prior to a merger, sale of assets, share exchange, or other reorganization, (iii) receives a liquidation preference of $0.50 per share, and (iv) has voting rights equal to 5,000 shares of common stock (subject to stock dividends, stock split and the like). The rights of holders of common stock could be materially limited upon the issuance of shares of Series A Convertible Preferred Stock because the designated 100,000 shares of Series A Convertible Preferred Stock have aggregate voting power equal to 500,000,000 shares of common stock of Vocalscape. Vocalscape is authorized in its Articles of Incorporation, as amended, to issue 100,000,000 shares of common stock. The effect of the creation of the Series A Convertible Preferred Stock is that the future holders of Series A Convertible Preferred Stock could have voting power greater than the aggregate voting power of the holders of shares of common stock of Vocalscape, thereby effecting a change in control of Vocalscape to the holders of shares of Series A Convertible Preferred Stock.

Robert W. Koch was issued 20,000 shares of Series A Convertible Preferred Stock on January 20, 2006, of which the voting power is equal to 100,000,000 shares of Company common stock. The Company authorized the issuance of 6,000 shares of Series A Convertible Preferred Stock to other officers and directors of the Company, none of which have been issued. Robert Koch has control of approximately 97% of the voting power of the Company. After one year, the Shares may be sold pursuant to Rule 144 promulgate under the Securities Act.

OUR ARTICLES OF INCORPORATION AND BYLAWS AND NEVADA LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER AND DEPRESS OUR STOCK PRICE.

Provisions of our Articles of Incorporation, Bylaws and Nevada law make it difficult for a third party to acquire us, despite the possible benefit to our stockholders, and this may potentially lower the price of our common stock. These provisions of our Articles of Incorporation and bylaws:

- authorize the board to issue preferred stock without stockholder approval;

- prohibit cumulative voting in the election of directors;

- limit the persons who may call special meetings of stockholders; and

- establish advance notice requirements for nominations for the election of the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

In addition, we may adopt a shareholder rights plan, or “poison pill.” These factors may discourage takeover attempts that otherwise may be beneficial to stockholders.

OUR COMMON STOCK IS DEEMED TO BE “PENNY STOCK,” WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Exchange Act. Penny stocks (i) are stock with a price of less than $5.00 per share, (ii) that are not traded on a “recognized” national exchange, (iii) whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share), or (iv) those of issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. The market price of our common stock on the OTCBB during the year ended December 31, 2003 has ranged between high $1.10 and a low $0.01 per share, and our common stock are deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.

A broker-dealer selling penny stock to anyone other than an established customer or “accredited investor,” generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the United States Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

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

TRADING ON THE OTC BULLETIN BOARD MAY BE SPORADIC BECAUSE IT IS NOT A STOCK EXCHANGE, AND STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with a company’s operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange such as the American Stock Exchange. Accordingly, you may have difficulty reselling any of the stock you purchase from the selling stockholders.

THE RIGHTS OF STOCKHOLDERS ARE SUBJECT TO, AND MAY ADVERSELY AFFECTED BY, THE RIGHTS OF HOLDERS OF ANY PREFERRED STOCK THAT MAY BE ISSUED IN THE FUTURE.

The existence of “blank check” preferred stock in Vocalscape’s Articles of Incorporation could be used by Vocalscape as an anti-takeover device. The issuance shares of preferred stock with superior voting rights to shares of common stock, could delay or inhibit the removal of incumbent directors and could delay, defer, make more difficult or prevent a merger, tender offer or proxy content, or any change in control involving Vocalscape, as well as the removal of management, even if such events would be beneficial to the interests of Vocalscape’s shareholders, and may limit the price certain investors may be willing to pay in the future for shares of common stock.

ANTI-TAKEOVER EFFECTS OF CERTAIN PROVISIONS OF NEVADA STATE LAW HINDER A POTENTIAL TAKEOVER OF VOCALSCAPE.

Though not now, we may be or in the future we may become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation.

The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

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

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder’s shares.

Nevada’s control share law may have the effect of discouraging takeovers of the corporation.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquiror to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of Vocalscape from doing so if it cannot obtain the approval of our board of directors.

ITEM 7. FINANCIAL STATEMENTS

Vocalscape Networks, Inc. and Subsidiary
Consolidated Financial Statements
Years ended December 31, 2005 and 2004

Vocalscape Networks, Inc. and Subsidiary

Index to Consolidated
Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
    Vocalscape Networks, Inc.

We have audited the accompanying consolidated balance sheet of Vocalscape Networks, Inc. and Subsidiary as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vocalscape Networks, Inc. and Subsidiary as of December 31, 2005 and the consolidated results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s nominal revenues, advances from its former parent, Vocalscape Inc., through December 31, 2005 of $265,617, net loss in 2005 of $1,890,435, net cash used in operations in 2005 of $683,398, and working capital deficit of $3,867,254, accumulated deficit of $2,424,097 and stockholders’ deficit of $3,859,107 at December 31, 2005 raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 10, 2006

Vocalscape Networks, Inc. and Subsidiary
Consolidated Balance Sheet
December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$-
Prepaid expenses	2,500
Total current assets	2,500
Property and equipment, net	31,566
Other assets	854
Development costs, net	5,913
Total assets	$40,833

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Bank Overdraft	$13,409
Loans and notes payable	359,000
Loans and notes payable, related parties	717,028
Loan payable due for software purchase, current portion, net of discount	66,472
Accounts payable	278,270
Accounts payable, related parties	733,764
Accrued expenses	1,306,282
Convertible debentures	84,912
Deferred revenue	45,000
Due to former parent, Vocalscape, Inc.	265,617
Total current liabilities	3,869,754

Long term liabilities:
Loan payable due for software purchase, net of discount	30,186
Total liabilities	3,899,940

Commitments and contingencies (Note 11)

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 25,000,000 authorized,
Series A, voting convertible preferred stock, 100,000
shares authorized, none issued and outstanding
(liquidation vaule $0.50 per share)	-
Common stock, $0.001 par value, 100,000,000 authorized,
245,249 issued and outstanding	245
Common stock issuable at par value (1,143,769 shares)	1,144
Additional paid-in capital	(1,436,399)
Accumulated deficit	(2,424,097)
Total stockholders' deficit	(3,859,107)
Total liabilities and stockholder's deficit	$40,833

The accompanying notes are an integral part of these consolidated financial statements.
2

Vocalscape Networks, Inc. and Subsidiary
Consolidated  Statements of Operations
For the Years Ended December 31, 2005 and 2004

	2005	2004
Revenue	$122,303	$25,188
Cost of revenue	16,287	-
Gross profit	106,016	25,188

Costs and expenses:
Compensation	730,650	69,401
Consulting	428,627	-
Professional fees	201,330	-
Research and development cost	170,234	53,569
Bad debt on advances	60,154	135,704
Impairment of software	-	136,538
General and administration	352,842	130,941
	1,943,837	526,153
Loss from operations	(1,837,821)	(500,965)

Other income (expense)
Interest expense	(51,521)	(15,078)
Foreign currency transaction gain (loss), net	(1,093)	(719)
Total other income (expense)	(52,614)	(15,797)

Net loss	$(1,890,435)	$(516,762)

Net loss per share - basic and diluted	$(1.58)	$(0.45)

Weighted average shares outstanding during the year - basic and diluted	1,199,194	1,138,889

The accompanying notes are an integral part of these consolidated financial statements.

Vocalscape Networks, Inc.and Subsidiary
Consolidated Statements of  Changes in Stockholders' Deficit
For the Years Ended December 31, 2005 and 2004

	Preferred Stock		Common Stock Issued and Issuable
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Deferred Costs	Accumulated Deficit	Total
Balance December 31, 2003	-	$-	-	$-	$-	$-	$(16,900)	$(16,900)

Shares issued to founders
for services	-	-	1,138,889	1,139	(139)	-	-	1,000

Net loss 2004	-	-	-	-	-	-	(516,762)	(516,762)

Balance December 31, 2004	-	-	1,138,889	1,139	(139)	-	(533,662)	(532,662)

Recapitalization and deemed
issuance to stockholders of
Dtomi	-	-	250,129	250	(1,436,260)	(842,207)	-	(2,278,217)

Amortization of deferred costs	-	-	-	-	-	842,207	-	842,207

Net loss 2005	-	-	-	-	-	-	(1,890,435)	(1,890,435)

Balance December 31, 2005	-	$-	1,389,018	$1,389	$(1,436,399)	$-	$(2,424,097)	$(3,859,107)

The accompanying notes are an integral part of these consolidated financial statements.

Vocalscape Networks, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net loss	$(1,890,435)	$(516,762)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	7,155	90
Stock based compensation	-	1,000
Software development costs	-	(8,870)
Amortization of deferred costs	842,207	-
Changes in other assets and liabilities:
Prepaid expenses and other assets	(3,354)	-
Deferred revenue	45,000	-
Accounts payable	181,867	19,083
Accrued expenses	134,162	9,099
Net cash used in operations	(683,398)	(496,360)

Cash flows from investing activities:
Acquisition of property and equipment	(34,498)	(1,356)
Net cash used in investing activities	(34,498)	(1,356)

Cash flows from financing activities:
Bank overdraft	13,409	-
Loan proceeds from Vocalscape, Inc.	84,917	180,700
Repayment of notes payable	-	(19,880)
Loan proceeds	564,296	392,170
Net cash provided by financing activities	662,622	552,990
Net increase (decrease) in cash and cash equivalents	(55,274)	55,274
Cash and cash equivalents, beginning of year	55,274	-
Cash and cash equivalents, end of year	$-	$55,274

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Liabilities assumed from Dtomi	$2,278,217	$-
Deferred Costs assumed from Dtomi	$842,207	$-

The accompanying notes are an integral part of these consolidated financial statements.
5

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation and Principles of Consolidation – The consolidated financial statements include the accounts of Vocalscape Networks, Inc. (the “Company” or “VNI”) and its wholly owned subsidiary Vocalscape Networks Operating Subsidiary, Inc. (“VNOS”). All material intercompany balances and transactions have been eliminated in consolidation. In 2004 and prior, the Company had been presented as a development stage company. In 2005, the Company is no longer considered to be in the development stage.

Recapitalization - On October 28, 2005, Vocalscape, Inc. (“VSI”) and Dtomi, Inc. (“Dtomi”) announced that on October 4, 2005, Dtomi and its wholly owned subsidiary Vocalscape Networks, Inc. (Subsidiary) (“VNI OLD”) effected a merger pursuant to that certain Agreement and Plan of Reorganization (the “Agreement”) by and between Dtomi and VSI dated August 25, 2005. Effective October 4, 2005, the date that Articles of Merger effecting the merger were filed with the Nevada Secretary of State, VNI OLD became a wholly owned subsidiary of Dtomi. Pursuant to the Agreement, Dtomi was to issue shares of its preferred stock, convertible into shares of common stock and with voting rights equal to 82% (1,138,889 common shares) of the voting power of the stockholders of Dtomi, to VSI in exchange for VNI OLD merging into a wholly owned subsidiary of Dtomi. The agreement was amended to allow for the direct issuance of the common shares and therefore the preferred shares were never issued. As of the date of this report, the transaction has closed on October 4, 2005 and the 1,138,889 common shares are considered issuable as they have not yet been issued by the transfer agent. The business of VNI OLD has become the primary business of Dtomi. Subsequent to the recapitalization, Dtomi changed its name to Vocalscape Networks, Inc. and the subsidiary changed its name to Vocalscape Networks Operating Subsidiary, Inc.

Due to the change in control of Dtomi, the transaction was accounted for as a recapitalization of VNI OLD.

Accordingly, the financial statements of the Company just subsequent to the recapitalization consists of the balance sheets of both companies at historical cost, the historical operations of VNI OLD, and the operations of Dtomi from the recapitalization date. The Company assumed approximately $2.3 million of liabilities and deferred stock based costs of approximately $842,000 and is deemed to have issued 250,129 common shares to the existing pre-recapitalization shareholders of Dtomi. All share and per share data in the accompanying financial statements has been retroactively adjusted for the effect of the recapitalization.

Nature of Business and Current Operations – VNOS is a developer of Voice over Internet Protocol (VoIP) telephony solutions. VNOS provides VoIP telephony solutions and communications software for Internet Service Providers (ISPs), Internet Telephony Service Providers (ITSPs) and Telecommunications companies worldwide. VNOS develops VoIP and interactive communications software, including Soft phone applications, Customer Acquisition and Billing Systems, SIP Servers, Gatekeepers and Virtual Calling Cards. VNOS’s strategy is to focus on VoIP software and Long Distance termination solutions that bring together a full range of communications solutions and services thereby providing a turn-key VoIP infrastructure for ISP’s, ITSP’s and Telecommunications companies.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Organization – VNI is a Nevada corporation, which was incorporated on June 12, 1998. VNOS is a Nevada corporation, which was incorporated and began operations on February 5, 2003.

Going Concern – The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had nominal revenues in 2005, advances from its former parent, Vocalscape Inc., through December 31, 2005 of $265,617, net loss in 2005 of $1,890,435, net cash used in operations in 2005 of $683,398, and working capital deficit of $3,867,254, accumulated deficit of $2,424,097 and stockholders’ deficit of $3,859,107 at December 31, 2005.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

In order to execute its business plan, the Company will need to raise additional working capital and generate revenues. There can be no assurance that the Company will be able to obtain the necessary working capital or generate revenues to execute its business plan. The Company generated revenues from new customer license agreements in 2006, entered into additional Promissory Notes in 2006 and is raising additional capital under a Regulation S offering (see Note 14). Management believes the revenues combined with the above capital raise and plan to raise additional capital will provide the Company the ability to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Cash and Cash Equivalents - The Company classifies as cash equivalents any investments, which can be readily converted to cash and have an original maturity of less than three months. At times cash and cash equivalent balances at a limited number of banks and financial institutions may exceed insurable amounts. The Company believes it mitigates its risks by depositing cash or investing in cash equivalents in major financial institutions.

Fair Value of Financial Instruments - The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

•	Cash and cash equivalents: The carrying amount reported in the balance sheet for cash approximates its fair value.
•	Accounts payable: Due to their short-term nature, the carrying amounts reported in the balance sheet for accounts payable approximate their fair value.
•	Notes payable: The carrying amount of the Company’s notes payable approximate their fair value.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Property and Equipment - Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, which is five to seven years for all categories except for internal use computer software, which is depreciated over three years. Leasehold improvements are amortized over the life of the lease if it is shorter than the estimated useful life. Repairs and maintenance are charged to expense as incurred. Expenditures for betterments and renewals are capitalized. The cost of property and equipment and the related accumulated depreciation are removed from the accounts upon retirement or disposal with any resulting gain or loss being recorded in operations.

Impairment of Long-Lived Assets - The Company evaluates its long-lived assets and intangible assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset.

Software Development Costs - Costs incurred in connection with the development of software products are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.”  Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.

No software development costs were amortized during the years ended December 31, 2004 and 2003 as the product was not considered to be generally released until 2005. The sales recorded during 2004 occurred prior to the general release. Amortization was recorded in 2005 and is included in cost of revenue ( see Note 4).

Intangible Assets – The Company records goodwill and intangible assets arising from business combinations in accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”) which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

The Company accounts for goodwill and intangible assets in accordance with SFAS 142. In accordance with SFAS 142, the Company does not amortize goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

Revenue Recognition – The Company is engaged as a seller of VoIP telephony solutions. The Company generally recognizes revenue in accordance Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition” when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Specifically, the Company recognizes software revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions” and EITF 00-21 “Revenue Arrangements with Multiple Deliverables”.

The Company sells bundled solutions, which may consist of the software, configuration services, support services, customization and future upgrades. The Company defers recognition of the software sales until configuration is completed as they are considered one unit of accounting. Support services are considered a separate unit of accounting and such fees are recognized as services are provided. Future upgrades or enhancements and customizations are considered separate units of accounting and related fees are recognized as those upgrades or enhancements are provided.

Stock Based Compensation – As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including “Financial Accounting Standards Board Interpretations No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25. At December 31, 2005, the Company has not formed a Stock Option Plan and has not issued any options.

Foreign Currency Transactions - The Company’s corporate offices are located in New York in the United States and its operating offices are located in Canada. Although the Company’s accounts are maintained in U.S. dollars, the Company does maintain one Canadian dollar bank account and engages in various transactions resulting in deposits and disbursements to and from that bank account.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Revenue and expense items transacted in Canadian dollars are translated using the average rate of exchange prevailing during the period. Gains and losses resulting from foreign currency transactions are recognized in operations of the period incurred.

Income Taxes – The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Use of Estimates in Financial Statements – The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2004 and 2005 include the impairment of the software asset, valuation allowance on deferred tax assets and imputed interest on payable for software purchase.

Net Earnings (Loss) Per Share - Basic earnings (loss) per common share is based on the weighted-average number of all common shares outstanding. The computation of diluted earnings (loss) per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share.

The Company has not issued any warrants or options since its inception in February 2003. Upon the recapitalization in October 2005, the Company assumed outstanding warrants as follows: At December 31, 2005 there were warrants to purchase 41,347 shares at an exercise price of $72.00 expiring December 31, 2006; 214 shares at an exercise price of $.40 expiring December 31, 2006 and 1,250 shares at an exercise price of $100.00 expiring December 31, 2009. Total warrants outstanding at December 31, 2005 were 42,811. There were also options outstanding to purchase 2,276 common shares at $40 per share and 229 common shares at $38 per share. The exercise of such warrants and options may dilute future earnings per share.

Recently Issued Accounting Standards – The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Non-monetary Assets,” (SFAS 153) an amendment of APB Opinion No. 29, “Accounting for Non-monetary Transactions” (APB 29). The amendments made by SFAS 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, APB 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believed that exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). Among other things, SFAS 123(R) requires expensing the fair value of stock options, previously optional accounting. For transition, upon adoption on January 1, 2006, SFAS 123(R) would require expensing any unvested options and will also require us to change the classification of certain tax benefits from option deductions to financing rather than operating cash flows. As of December 31, 2004, the Company did not have any unvested options, which would require adjustment upon adoption of SFAS 123(R). Adoption should have the same impact as the pro forma disclosure included under stock option plans above.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005, consists of the following:

Office equipment	$35,854
Accumulated depreciation	(4,288)
Property and equipment, net	$31,566

Depreciation expense during 2005 and 2004 was $4,198 and $90, respectively.

4. DEVELOPMENT COSTS

Capitalized software development cost consists of the following at December 31, 2005:

Cost	$8,870
Accumulated amortization	(2,957)
Software, net	$5,913

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

During January 2004 the Company capitalized $136,538 relating to a suite of software products purchased by a related party and assigned to the Company with the related liabilities (see Notes 6 and 8). The related liabilities due to the seller are collateralized by the purchased software. These products had already reached the point of technological feasibility prior to the Company’s purchase and needed some modifications by the Company to bring the product to market. Accordingly, no amortization had been charged to operations as of December 31, 2004. Due to the lack of available resources during 2004 and subsequent, the Company did not allocate the resources to this project and instead allocated resources to other software projects being developed internally. Accordingly, since the Company cannot reliably project any positive cash flows from this asset, the Company has recorded an impairment loss of $136,538 at December 31, 2004. During December 2004, the Company recorded $8,870 of software costs for certain VoIP products, which it had been developing internally and had reached technological feasibility. During the year ended December 31, 2004, the Company had no amortization expense. During 2005 the Company recognized $2,957 of amortization expense, upon general release of the software product.

Research and development costs incurred and charged to operations for computer software development was $170,234 and $53,569 in 2005 and 2004, respectively.

5.	LOANS AND NOTES PAYABLE, LOANS AND NOTES PAYABLE RELATED PARTIES, AND CONVERTIBLE DEBENTURES

Loans and notes payable to related and unrelated parties consists of the following at December 31, 2005:

Note payable to the related party director of the Company; due on demand; unsecured; with interest at prime plus 3% (10% at December 31, 2005)	$500,000
Note payable to the related party principal shareholder/officer of the Company and to companies owned or controlled by him; due on demand; unsecured; with interest at prime plus 2% to 3% (9% to 10% at December 31, 2005)	156,828
Loan payable to law firm, due on demand, non-interest bearing	59,000
Loan payable due to former officer/director, due on demand, non interest bearing	1,200

Subtotal – Loans and Notes payable related parties	717,028

Loans payable to two individuals with interest accruing at 10%	159,000
Notes payable to five individuals; due on demand; unsecured; with interest at prime plus 3% (10% at December 31, 2005)	200,000

Subtotal – Loans and Notes payable unrelated parties	359,000

Total Notes Payable	$1,076,028

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

The weighted average interest rate on short term outstanding as of December 31, 2005 was 9.86%.

In October 2005, upon recapitalization, the Company assumed four 10% one-year convertible debentures to four individuals for $11,698, $60,705, $6,121 and $6,388 cash. These debentures had been issued in October and November 2004. Upon expiration of one year or a Company filing of a registration statement for any of its securities, whichever is earlier, the holder’s principal and accrued interest shall automatically convert into a fixed aggregate 1,977 common shares. As the Company has not issued the conversion shares, the debentures are still reflected as liabilities at December 31, 2005. The embedded conversion options were determined not to be derivatives at the issuance date or as of December 31, 2005 since the debt qualifies as conventional convertible debt. Based upon the conversion rate at the issuance date, there was no beneficial conversion feature recorded.

6. LOAN PAYABLE FOR SOFTWARE PURCHASE

As discussed in Notes 4 and 8, a liability was recorded relating to a software purchase. The software purchase price was $200,000 Canadian dollars (“CA$”) payable with CA$26,096 down payment and CA$10,842 payable per quarter commencing May 1, 2004 and on August 1, November 1, February 1 and May 1 in each year thereafter until the purchase price is paid in full. In accordance with APB 21, “Interest on Receivables and Payables,” the Company imputed interest at 6% or CA$21,845 on this loan payable. This resulted in an initial loan payable balance translated to US dollars of $136,538, net of discount of $16,742, an initial payment made of $20,000 (recorded as a note payable to the related party assignor of the purchase agreement) and quarterly payments of approximately $8,309 as adjusted for foreign currency transaction gains or losses.

The loan payable balance at December 31, 2005 was as follows:

Loan payable	$108,352
Debt discount	(11,694)
Loan payable, net of discount	$96,658
Less: current portion	(66,472)
Loan payable, long term	$30,186

Amortization of debt discount recorded as interest expense was $ 0 and $5,048 in 2005 and 2004, respectively. This loan payable is collateralized by the software asset. Additional interest in the amount of $10,735 was accrued in 2005. The loan is currently in default.

7. STOCKHOLDERS’ DEFICIT

Recapitalization - In October 2005, VNI OLD was acquired by Dtomi, Inc., a public shell, in a transaction accounted for as a recapitalization of the Company. All authorized, issued and outstanding share and per share data in the accompanying consolidated financial statements has been retroactively adjusted to reflect the recapitalization. (See Note 1)

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Preferred Stock - The Company has authorized 25,000,000 shares of preferred stock. The Board of Directors at its discretion may determine the rights and preferences of the preferred stock. In December 2005 the Company designated 100,000 shares as Series A Convertible Preferred Stock (“Series A shares”). The Series A shares upon issuance and consideration received by the Company is convertible to common stock on a one-for-one basis at a minimum of 50 shares per conversion. The conversion rate is not adjustable except for standard anti-dilution provisions, such as stock splits, reorganization or recapitalizations. Upon liquidation the Series A stockholders would receive $0.50 per share plus any unpaid dividends. Each Series A share has voting rights equal to 5,000 common shares.

Common Stock – Upon inception in 2003, 1,138,889 common shares were granted to an initial founder for no consideration. These shares were then contributed back to the Company upon his resignation. In April 2004, the Company issued 1,138,889 shares of common stock to two other founders for services valued at $1,000. These shares were then acquired by the former parent in April 2004. (See Note 1)

Deferred Costs – Deferred costs in the amount of $842,207, were included as a component of equity of Dtomi when it was acquired and consisted of $170,370 in deferred consulting costs, $34,337 in deferred filing fees and $637,500 in deferred compensation costs. These costs were all amortized during the fourth quarter of 2005.

Warrants - Upon the recapitalization in October 2005, the Company assumed outstanding warrants as follows: At December 31, 2005 there were warrants to purchase 41,347 shares at an exercise price of $72.00 expiring December 31, 2006; 214 shares at an exercise price of $.40 expiring December 31, 2006 and 1,250 shares at an exercise price of $100.00 expiring December 31, 2009. Total warrants outstanding at December 31, 2005 were 42,811 At December 31, 2005, 2,632 options exercisable at $72.00 had expired and are excluded from the above balance.

Options

A summary of the options issued to employees and assumed in the recapitalization and changes during the year 2005 is presented below. There were no options grants or other option activity in 2004.

Stock Options	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2005	-	$-
Assumed from Dtomi, Inc.	2,633	$40.20
Exercised	-	$-
Expired	128	$80.00
Balance at December 31, 2005	2,505	$38.20

Options exercisable at December 31, 2005	2,505	$38.20
Weighted average fair value of options granted during the year		$-

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

The following table summarizes information about employee stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$40	229	1.89 Years	$40.00	229	$40.00
$38	2,276	2.75 Years	$38.00	2,276	$38.00
	2,505		$38.20	2,505	$38.20

8. RELATED PARTY TRANSACTIONS

In January 2004, a related party who is controlled by our Chairman/CEO and principal shareholder assigned a software purchase contract to the Company. The Company recorded software of $136,538 (see Note 4) and a loan liability of $136,538 (see Note 6). The loan liability was due to the software seller of $108,229 and notes payable to the related party of $28,309 for payments previously made against the software purchase price.

Notes payable to the above-related party were $156,828 at December 31, 2005.

Due to former parent, Vocalscape, Inc. represents open, non-interest bearing advances, which are due on demand. The average balance outstanding during 2005 was $223,158.

For purposes of these consolidated financial statements, during 2005 and 2004 the Company has recorded allocated expenses, which were paid by the former parent using specific identification method. Management believes the allocation is reasonable.

Certain officers and directors of the Company remain as officers and directors of the former parent, Vocalscape, Inc.

The Company has an agreement with a related party director dated August 25, 2005 for legal services with his law firm whereby the related party is periodically issued vested non-forfeitable common shares of the Company so the director shall hold 4.9% of the issued and outstanding common shares and any proceeds from the sale of such shares by the related party are credited against invoice amounts due to that related party for legal services. The agreement has no stated term. Due to the contingent nature of the proceeds and the unstated term of the legal service agreement, the fair value of any shares issued will be expensed when issued. The related party invoices are accrued to accounts payable, periodically paid in cash and the accounts payable and legal expenses are credited for any proceeds in the period the proceeds are received by the related party and reported to the Company. As of December 31, 2005 no proceeds were reported to the Company and no additional shares were issued as the director held in excess of 4.9% of the common stock of the Company. At December 31, 2005 accounts payable to this law firm were $719,475 and included in accounts payable, related party. In addition a loan payable to the law firm was $59,000 and included in loans and notes payable, related parties. Expenses incurred by the Company during 2005 to this law firm were $85,932. The difference between the expense of $85,932 and the accounts payable of $719,475 at December 31, 2005 represents the amount of accounts payable assumed by the Company in the recapitalization in October 2005.
15

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

9. INCOME TAXES

The Company files consolidated income tax returns for the U.S. operations of VNI & VNOS and a separate return for the Canadian operations of VNOS. There was no income tax expense for the years ended December 31, 2005 and 2004, due to the Company’s net losses.

The blended Canadian Federal and Provincial Corporate tax rate of 41.5% applies to loss before taxes of the Canadian subsidiary. The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes for the years ended December 31, 2005 and 2004, (computed by applying the United States Federal Corporate tax rate of 34% to loss before taxes), as follows:

	Years Ended December 31,
	2005	2004
Computed “expected” tax benefit	$(642,748)	$(175,700)
Non-deductible stock based expense	-	340
Foreign income tax rate differences	(51,263)	(27,021)
Other non-deductible items	6,403	5,154
Change in deferred tax asset valuation allowance	687,608	197,227
	$-	$-

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2005 are as follows:

Deferred tax assets:
United States net operating loss carryforward	$459,029
Canadian net operating loss carryforward	431,853
Total gross deferred tax assets	890,882
Less valuation allowance	(890,882)
Net deferred tax assets	$-

The valuation allowance at December 31, 2004 was $203,274. The net change in valuation allowance during the year ended December 31, 2005 was an increase of $687,608. The Company’s Canadian operations has net operating losses of approximately $1,040,609 at December 31, 2005 available to offset future Canadian net income through 2013 under Canadian Federal and Provincial tax laws and the United States operations has a net operating loss carryforward of approximately $1,350,085 available to offset future U.S. net income through 2025.

The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

10. BAD DEBT ON ADVANCES

VSI, the former parent, acquired another company (the “acquiree”) in September 2004. Between the date of acquisition and December 31, 2004, VNI OLD made advances to the acquiree in the amount of $135,704. During 2005, additional advances of $60,154 were made to the acquiree.

In March 2005, VSI initiated a lawsuit with the former owners and current management of the acquiree. VSI is currently working on a settlement with these individuals, although they have been unable to reach any agreement to date.

Management has assessed that it is unlikely that VNI OLD will be able to recover any of the advances they made to the acquiree. Accordingly, the Company has fully reserved the advances of $135,704 at December 31, 2004 and the advances of $60,154 at December 31, 2005.

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance

The Company is subject to a claim from a consultant vendor for approximately $12,200. The Company has filed a counterclaim to recover approximately $21,000 previously paid to this consultant for non-performance of services. However, the Company has previously accrued in 2005 the $12,200 which remains accrued at December 31, 2005. Management believes it will prevail in this matter.

In July and August 2005, the Company received correspondence from a former officer and former employee regarding threatened material litigation relating to alleged compensation due to each employee. These amounts relate to periods of Dtomi, Inc. prior to the recapitalization transactions of October 2005. Although the Company disputes such amounts, these amounts aggregating $687,407 had been previously accrued by Dtomi, Inc. in a period prior to 2005 and are reflected in accrued expenses at December 31, 2005.

The Company has received claims from a prior director of Dtomi, Inc. relating to periods prior to the October recapitalization transaction with the Company. The cash amounts the director claims he is due total approximately $520,000 and the total shares he claims he is due are estimated by the Company to be approximately 6,300. These amounts appear to relate to prior license or other alleged agreements between the director and the Company. The Company has accrued $86,000 in prior license fees due and has accounted for, in a prior period of Dtomi, Inc. approximately 15,278 common shares issued by the transfer agent in the director’s name. The director claims he never received 2,778 of the 15,278 shares or other anti-dilution shares. Management of the Company disputes the remaining cash amounts and believes no anti-dilution shares are due (which would account for the remaining 3,522 shares) since the license agreement was terminated in early 2005 by the licensor. Management believes it will prevail in this matter. Accordingly, no accruals have been made for the disputed amounts. The termination of the Patent License Agreement terminates these and other obligations during 2005.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Other Commitments

The Company is a party to a five-year office lease agreement covering 2,238 square feet, which commenced July 1, 2005, for the office in Vancouver, British Columbia. The lease provides for 22 monthly payments of CA$2,238 Canadian dollars (approximately $1,850 U.S. dollars) with two free months during the first 24 months of the agreement; 24 monthly payments of CA$2,331 (approximately $1,930 U.S. dollars) during the third and fourth years of the agreement; and 12 monthly payments of CA$2,425 (approximately $2,000 U.S. dollars) during the final year of the agreement. In addition, the agreement provides for a monthly common area maintenance charge of CA$1,585 (approximately $1,315 U.S. dollars).

The Company is a party to a second office lease agreement, with a two-year term, covering 1,435 square feet, which commenced March 1, 2005, for the office in White Plains, New York. The agreement calls for monthly rental of $2,350.

The Company enters into sales agent and distributor agreements to sell its products. These agreements are primarily commission based. There were no commissions payable as of December 31, 2005.

In May 2005, the Company entered into a one-year consulting agreement for corporate advising services. The Company must pay $3,000 per month and a percentage of any investment capital raised by the consultant. (see legal matters for claim from consultant above)

In November 2005 the Company executed a Merchant Banking and Consultant Agreement whereby the consultant will provide various services to the Company. The consultant is to be compensated in 5% cash and 5% capital stock of the value of any transaction introduced by the consultant to the Company. Such fee would be payable at the closing of such transaction.

12. CONCENTRATIONS

Revenues - During 2004, 81% of revenues was from one customer. During 2005 three of the customers accounted for 92% of the Company’s revenues as follows; Customer 1: 33%, customer 2: 31% and customer 3: 28%.

13. ACCRUED EXPENSES

Accrued expenses at December 31, 2005 consist of the following:

Accrued compensation	$900,617
Accrued license fees	122,000
Accrued interest	165,296
Accrued expenses – other	118,369

Total	$1,306,282

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

14. SUBSEQUENT EVENTS

Issuance of Series A Convertible Preferred Stock - On January 20, 2006, the Company accepted a subscription from its CEO to purchase 20,000 Series A shares in exchange for a $5,000 portion of a promissory note due to the CEO. Such note was previously due to a controlled affiliate of the CEO and assigned to the CEO by that affiliate. The issuance of these shares increases the CEO’s voting control of the Company to approximately 97% after consideration of subsequent common stock issuances in 2006.

Debt Financing – During January 2006, the Company received a loan of $27,500 from the wife of a director, which bears interest at 10% and is due March 31, 2006. The proceeds from the loans were $25,000 with $2,500 of the related party loan being a loan fee payable. As of the date of this report, the loan has not been repaid.

Share Exchange Agreement – On February 26, 2006, Vocalscape and Azatel Communications Inc., a British Columbia corporation (“Azatel”), and all of the shareholders of Azatel (the “Shareholders”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which Vocalscape shall acquire all of the issued and outstanding shares of common shares of Azatel in a transaction valued at approximately $118,000.  Under the Share Exchange Agreement, Vocalscape shall issue 200,000 shares of its common stock to the Shareholders, who number three persons, in exchange for all of their respective shares Azatel (the “Share Exchange”).   Upon completion of the Share Exchange, the Shareholders will own approximately 8.81% of the issued and outstanding shares of common stock of Vocalscape.

Azatel has taken the position that the Share Exchange Agreement is terminated.  Vocalscape does not believe that the Share Exchange Agreement is terminated.

Convertible Promissory Note - In March 2006, the Company issued a convertible promissory note for $150,000 with interest payable at maturity at 10.5% per annum. The note matures and is due March 3, 2008. The note principal is convertible to common stock at a fixed price of $.118 per share which equates to 1,271,186 common shares. Management has determined that this note qualifies as conventional convertible debt pursuant to SFAS 133 and EITF 00-19 and accordingly the embedded conversion option is not a derivative. The convertible promissory note and embedded conversion option will be presented as one combined liability instrument in the Company’s balance sheet. The Company computed a beneficial conversion value of $150,000 based on the quoted stock price on the grant date of $.60 per share. The $150,000 will be recorded as a debt discount and credit to additional paid-in capital. The debt discount will be amortized to interest expense over the note term of two years. The note is guaranteed by, Azatel Communications Inc. (the “Acquiree ”) (see Share Exchange Agreement above) with the note holder holding a first security interest in substantially all assets of the Acquiree and the Company has guaranteed the conversion. In March the note was converted into 1,271,186 shares and the discount was fully amortized.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Convertible Promissory Note - In March 2006, the Company issued a convertible promissory for $10,000 with interest payable at maturity at 10.5% per annum. The note matures and is due March 15, 2008. The note principal is convertible to common stock at a fixed price of $.118 per share which equates to 85,746 common shares. Management has determined that this note qualifies as conventional convertible debt pursuant to SFAS 133 and EITF 00-19 and accordingly the embedded conversion option is not a derivative. The convertible promissory note and embedded conversion option will be presented as one combined liability instrument in the Company’s balance sheet. The Company computed a beneficial conversion value of $10,000 based on the quoted stock price on the grant date of $.60 per share. The $10,000 will be recorded as a debt discount and credit to additional paid-in capital. The debt discount will be amortized to interest expense over the note term of two years. In March the note was converted into 85,746 shares and the discount was fully amortized.

Shares Issuance Authorized - During February 2006, the Company authorized 1,550,000 common shares to be issued for services. The shares will be valued at the quoted market prices on the respective measurements dates and the resulting expense will be recognized over the service periods.

Shares Granted - On April 3, 2006 the Board approved a grant of 250,000 common shares to a current director as compensation for future legal services.

Regulation S Offering– During January through April 2006 the Company issued 1,965,326 common shares in exchange for approximately $224,000 and paid commissions of $133,000.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports filed by us with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on their most recent evaluation, which was completed during the period covered by this report, our Chief Executive Officer, who is also our principal financial officer, believes that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2005. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

ITEM 8B. OTHER INFORMATION

On April 13, 2006, Rick Girouard resigned as a director of Vocalscape.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS

Vocalscape’s directors and executive officers are as follows as of March 31, 2006:

Name	Position	Appointment
Robert W. Koch	Chief Executive Officer and Chairman of the Board	October 5, 2005
Ron McIntyre	President, Secretary and Director	August 25, 2005
Ryan Gibson	VP Marketing and Sales and Director	October 5, 2005
Lawrence Hartman	Director	October 5, 2005
David M. Otto	Director	January 21, 2002

ROBERT W. KOCH, AGE 38, CHAIRMAN OF THE BOARD OF DIRECTORS AND CHIEF EXECUTIVE OFFICER

Mr. Koch currently serves as Chairman of Vocalscape, Inc. Following a ten year career as a stockbroker and a consultant for various Wall Street brokerage firms between 1989 and 1999, he founded Dailyfinancial.com, Inc. in March of 1999. Mr. Koch has served as Chairman of Dailyfinancial.com, which publishes “The Dailyfinancial Report”. Mr. Koch’s responsibilities included the handling of investor relations for publicly held companies and offering technical analysis for The Dailyfinancial Report which was sent to more than 50,000 investors.

In May of 2004, Mr. Koch also founded Bedford Investment Partners where he continues to serve as a Managing Director. He is a graduate from St Johns University in New York where he continues to support the school and his fraternity Tau Kappa Epsilon. Mr. Koch is also active in several non-profit organizations throughout New York and the Tri State Area.

RON MCINTYRE, AGE 57, PRESIDENT, SECRETARY AND DIRECTOR

Mr. McIntyre has management experience with technology companies and start-ups in the United States and Canada. Included in his experience are three corporate mergers/acquisitions. On March 19, 1998, as President of Visionary Solutions (VSI:ASE), Mr. McIntyre signed merger documents for an Agresso (UNI:Oslo) take over bid. In 1992, Mr. McIntyre also served on the Board of Directors of Richmond Software (The Maximizer) until the company’s merger with Modatech (NASDAQ). In 1989, he joined Consumers Software Inc. as Director of Sales & Marketing and was instrumental in increasing software sales by more than 500% until the company was acquired by Microsoft on April 8, 1991.

During 13 years with A.B.  Dick Co., Mr. McIntyre held positions as Branch Manager and Pacific Zone Manager, and then transferred to California to commence branch sales operations in Sacramento.

For 7 years, Mr. McIntyre worked for NBI, first to start up operations in Sacramento, Vancouver and Victoria, and then stepped up to Western Regional Manager. He joined Consumers Software Inc. in 1989 as Director of Sales & Marketing and was instrumental in increasing software sales by 500% prior to the purchase by Microsoft.

In addition, Mr. McIntyre was the owner/operator of VIPaging Services, Ltd., a licensed paging company in British Columbia. He was also President and CEO of Visionary Solutions. Visionary Solutions markets and delivers Agresso business software to growth-oriented companies in the mid-tiered markets (US $25 million - $1,000 million in annual sales). Agresso is world class business software with more than 20 modules that include core financial, logistics, purchasing, project costing billing, payroll and human resources. On March 19, 1998, merger documents were signed for an Agresso take-over bid.

Mr. McIntyre also served as Vice President, Sales & Marketing, Director of IT, and Vice President of Operations for Aimtronics Corporation. During his tenure, he had direct responsibility for increasing revenues to Cdn $57MM in 1999, $105MM in 2000, and $154MM for 2001, and managing 250,000 square feet of manufacturing operations in two countries with more than 1100 employees.

RYAN GIBSON, AGE 27, DIRECTOR

Prior to joining Vocalscape, Inc., Mr. Gibson served as Director of Business Development for Knowledge Brokers International in Vancouver, British Columbia, Canada from December 2001 through January 2004. Mr. Gibson’s responsibilities included the development and implementation of the company’s of sales and marketing plans.

From January 2000 to October 2001, Mr. Gibson held the position of Director of Sales and Marketing for FreeView.com/Equat.com, in Vancouver, British Columbia. Mr. Gibson was responsible for developing customer web site sales and the implementation of the company’s operational plans.

Between May 1999 and January 2000, Mr. Gibson was employed as Director of Marketing for Vocalscape Communications, Inc., located in Burnaby, British Columbia, which was an emerging developer of VoIP technologies. His responsibilities included developing partnerships, planning and budgeting and managing the marketing activities.

From April 1998 to January 1999, Mr. Gibson served as the Director of Marketing for Lifestyle Equipment in Vancouver British Columbia. As the Director of Marketing, Mr. Gibson was responsible for all of the company’s marketing activities including direct sales and trade shows.

In addition to Mr. Gibson’s employment experience, he has provided consulting services to the UN World Summit on Technology Enterprise and the BC Technology Industries Association.

LARRY HARTMAN, AGE 40, DIRECTOR

Mr. Hartman graduated from the Columbia School of Law in New York in 1990 where he served as an editor of the Business Law Review.   From January 1995 to March 1996 Mr. Hartman was an Associate in the Law Firm of Coudert Brothers in New York.

From March 1996 through April 1998 Mr. Hartman served as Vice president and General counsel of Tarragon Realty Advisors (Nasdaq: TARR) and from April 1998 until April 1999 he served as Senior Manager, Ocwen Federal Bank, of West Palm Beach, Florida.

Mr. Hartman currently serves as CEO of Omega Ventures, Inc., of Hollywood, California and Pembrooke Pines, Florida and has held those positions since May of 1999.

DAVID M. OTTO, AGE 47, DIRECTOR

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

Director’s Compensation

Pursuant to a Non-employee Director Agreement dated March 1, 2005 and a license agreement, Vocalscape has paid John Simpson 12,500 shares of common stock in exchange for performing his duties as a director of Vocalscape. Mr. Simpson had agreed to a two-year term, ending on March 1, 2007, but resigned as a director on November 8, 2005.

Vocalscape’s other directors do not receive any stated salary for their services as directors or members of committees of the Board of Directors, but by resolution of the board, a fixed fee may be allowed for attendance at each meeting. Directors may also serve the Company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity. Reasonable travel expenses of directors in connection with the performance of their duties for Vocalscape may be reimbursed upon approval of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers, and persons who own 10% or more of Vocalscape common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, Vocalscape believes that no filings were timely made by Rick Girouard, David Otto, John Haddock and John Simpson.

Code of Ethics for Chief Executive Officer and Senior Financial Officers

The Company has adopted a code of ethics for the CEO and Senior Financial Officers (Code of Ethics) which is required to be signed by each such officer, and is maintained on file by the Company. A copy of the Code of Ethics will be provided to you, free of charge, upon your written request to the Company sent to the attention of Ron McIntyre, President, Vocalscape Networks, Inc., 170 E. Post Road, Suite 206, White Plains, New York. If the Company makes any substantive amendments to the Code of Ethics, or grants any waiver, including any implicit waiver, from a provision of the Code of Ethics to the Chief Executive Officer or the Chief Financial Officer (which position is currently vacant), the Company will disclose the nature of such amendment or wavier in a report on Form 8-K.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all the compensation earned by the person serving as the Chief Executive Officer (Named Executive Officer) during the fiscal years ended December 31, 2005 and 2004 and any other officers who have earned greater than $100,000 in total salary and bonuses during the 2005 or 2004 fiscal years.

		Annual Compensation						Long-Term Compensation
						Awards				Pay-Outs

				Other				Securities			All
				Annual		Restricted		Under-			Other
Name and				Compen-		Stock		lying			Compen-
Principal		Salary	Bonus	sation		Award(s)		Options/		LTIP	sation
Position	Year	($)	($)	($)		($)		SARs (#)		Payouts	($)

Robert W.	2005	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Koch (1)	2004	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO and
Chairman

Ron	2005	$78,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
McIntyre (2)	2004	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President,
Secretary and Director

Ryan	2005	$51,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Gibson (3)	2004	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director

Lawrence	2005	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Hartman (4)	2004	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director

Rick	2005	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Girouard (5)	2004	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director

John R.	2005	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Haddock (6)	2004	$200,000		-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO and Director

John	2005	$-0-	-0-	-0-		-0-	-0-	-0-	-0-	-0-	-0-
Simpson (7)	2004	$-0-	-0-	-0-		-0-	-0-	-0-	-0-	-0-	-0-
Director

David M.	2005	$-0-	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Otto (8)	2004	$-0-	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary
and Director

(1) Mr. Koch was appointed CEO and Director on October 5, 2005

(2) Mr. McIntyre was appointed Director on August 25, 2005, was appointed President on October 5, 2005, and was appointed Secretary on December 15, 2005.

(3) Mr. Gibson was appointed Director on October 5, 2005.

(4) Mr. Hartman was appointed Director on October 5, 2005.

(5) Mr. Girouard was appointed Director on December 15, 2005 and resigned as Director on April 3, 2006.

(6) Mr. Haddock was appointed CEO and Director on September 22, 2003. Mr. Haddock resigned as CEO on May 31, 2005, and resigned as a Director on August 24, 2005.

(7) Mr. Simpson was appointed President on April 7, 2003 and resigned his position on July 31, 2003. Mr. Simpson remains a director. While Mr. Simpson is not currently an officer of Vocalscape, on March 31, 2005, Vocalscape filed a reoffer prospectus on Form S-8 covering the registration for resale of 12,500 shares of common stock issued to Mr. Simpson for his services in his capacity a director of Vocalscape, for a two-year term ending on March 1, 2007. Mr. Simpson resigned as a Director on November 8, 2005.

(8) Mr. Otto was appointed as Secretary and director on January 21, 2002. While Mr. Otto is not compensated for his services in his capacity as Secretary of Vocalscape, on March 31, 2005, Vocalscape filed a reoffer prospectus on Form S-8 covering the registration for resale of 16,250 shares of common stock issued to Mr. Otto, the proceeds of which are to be credited against accrued, unpaid legal fees for legal services performed by Mr. Otto for Vocalscape. Mr. Otto resigned his position as Secretary on November 8, 2005.

Stock Options Granted in Fiscal 2005

The following table sets forth certain information concerning grants of options made during fiscal 2005 to the named executive officers.

Name	Number of Securities Underlying Options Granted(#)	Percent of Total Options Granted to Employees in 2005	Exercise or Base Price ($/SH)	Fair Market Value on Date of Grant	Expiration Date
John R. Haddock	-0-	N/A	N/A	N/A	N/A
David M. Otto	-0-	N/A	N/A	N/A	N/A
John Simpson	-0-	N/A	N/A	N/A	N/A
Robert W. Koch	-0-	N/A	N/A	N/A	N/A
Ron McIntyre	-0-	N/A	N/A	N/A	N/A
Ryan Gibson	-0-	N/A	N/A	N/A	N/A
Lawrence Hartman	-0-	N/A	N/A	N/A	N/A
Rick Girouard	-0-	N/A	N/A	N/A	N/A

Aggregate Stock Option Exercises and Year-End Option Value Table

The following table sets forth certain information concerning option exercises in fiscal 2005, the number of stock options held by the Named Executive Officers as of December 31, 2005 and the value (based on the fair market value of a share of stock at fiscal year-end) of in-the-money options outstanding as of such date.

	Number of Shares Acquired on	Value	Number of Unexercised Options Held at Fiscal Year-End(#)		Value of Unexercised In-the-Money Options at Fiscal Year-End(1)
Name	Exercise (#)	Realized ($) (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
John R. Haddock	-0-	N/A	2,275	N/A	-0-	N/A

___________________________

(1)
Options are in-the-money if the fair market value of the common stock exceeds the exercise price of the option. The closing sale price for the Company's common stock as reported by the NASDAQ Trading and Market Services on December 31, 2005 was $0.24 per share.

Employment Agreement

Director’s Compensation and Non-Employee Director Agreement

One of our directors, during part of 2005, John Simpson, was compensated for his services to the company in his capacity as a director. Such compensation was made pursuant to a Non-employee Director Agreement dated March 1, 2004. Pursuant to the Non-employee director agreement, Mr. Simpson received 12,500 shares of common stock and must serve for a term of two years. Mr. Simpson resigned as a director on November 8, 2005.

No other directors receive any stated salary for their services as directors or members of committees of the board of directors, but by resolution of the board, a fixed fee may be allowed for attendance at each meeting. Directors may also serve the company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity.

Stock Option Plan

The Board of Directors currently administers the 2000 Stock Option Plan (the “2000 Plan”) and 2001 Stock Option Plan (the “2001 Plan”). Each of the 2000 Plan and the 2001 Plan provides for the grant of options (incentive and non-statutory), to officers, employees and independent contractors capable of contributing to the Company’s performance. The Company has reserved an aggregate of 5,000,000 shares of common stock for grants under the 2000 Plan and an aggregate of 5,000,000 shares of common stock for grants under the 2001 Plan. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended. As of December 31, 2005, the Company had no outstanding non-statutory options.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our shares of voting stock as of May 5, 2006 by: (i) each person who is known by us to beneficially own more than 5% of the issued and outstanding shares of common stock; (ii) Chief Executive Officer; (iii) the directors; and (iv) all of the executive officers and directors as a group. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS (1)
Robert C. Koch 305 - 1847 West Broadway Vancouver, British Columbia Canada V6J 1Y6	759,565 (2)	13%
Ron McIntyre 305 - 1847 West Broadway Vancouver, British Columbia Canada V6J 1Y6	33,711 (3)	0.6%
Ryan Gibson 305 - 1847 West Broadway Vancouver, British Columbia Canada V6J 1Y6	33,711 (4)	0.6%
Lawrence Hartman 305 - 1847 West Broadway Vancouver, British Columbia Canada V6J 1Y6	31,889 (5)	0.05%
David M. Otto 601 Union Street, Suite 4500 Seattle, Washington 98101	195,000	3.5%
All officer and directors as a group (3 persons)	1,053,876	18.2%

(1)	This table is based on 5,800,618 shares of common stock issued and outstanding on May 6, 2006.
(2)
Nevstar Precious Metals, Inc. (formerly named “Vocalscape, Inc.”) , a Delaware corporation (“Nevstar”), is a company controlled by Mr. Koch and holds of record all shares reported in the table as beneficially owned by Mr. Koch.

(3)	Nevstar holds of record all shares reported in the table as beneficially owned by Mr. McIntyre.
(4)	Nevstar holds of record all shares reported in the table as beneficially owned by Mr. Gibson.
(5)	Nevstar holds of record all shares reported in the table as beneficially owned by Mr. Hartman.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Vocalscape has an engagement agreement with the law firm, The Otto Law Group, PLLC (“OLG”), David Otto, a director of the Company holds all equity securities of OLG. Vocalscape has agreed to issue shares of common stock, registered for resale to Mr. Otto, the sales of which are to be credited against fees due and owing OLG. Vocalscape believes that arrangement with OLG to be fair because Vocalscape cannot pay cash to OLG, while OLG has agreed to provide legal services until such time a Vocalscape can compensate OLG for its services.

ITEM 13. EXHIBITS

The exhibits in the accompanying Exhibit Index are filed as part of this Report on Form 10-KSB or are incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Vocalscape was billed by its accountants approximately $40,000 and $50,000 during the years ended December 31, 2005 and 2004, respectively for fees and expenses related to professional services rendered in connection with the year end audits of the consolidated financial statements and reviews of the quarterly consolidated financial statements.

Audit-Related Fees

Vocalscape was not billed any additional fees that are not disclosed under audit fees in each of the last two calendar years for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements.

Tax Fees

Vocalscape was not billed any fees for tax compliance, tax advice and tax planning, including the preparation of certain tax returns for the years ended December 31, 2005 and 2004.

All Other Fees

There have been no other material fees charged for accounting products or services other than those described above for the years ended December 31, 2005 and 2004.

Audit Committee Pre-Approval Process, Policies and Procedures

The appointment of Salberg & Company, P.A.. was approved by the Board of Directors as the principal auditors for Vocalscape. All current members of the Company’s Board of Directors, currently serve as the audit committee. The board plans to establish, but has not yet established, pre-approval policies and procedures in connection with services to be rendered by the independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, Vocalscape, Inc. has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

VOCALSCAPE NETWORKS, INC.

Date: May 18, 2006	By:	/s/ Ron McIntyre
Ron McIntyre, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on its behalf of Vocalscape Networks, Inc. And in the capacities indicated.

Signature	Title	Date
/s/ Robert W. Koch John Haddock	Chief Executive Officer, Chairman of the Board of Directors	05/18/06

/s/ Ron McIntyre Ron McIntyre	President, Secretary and Director	05/18/06

/s/ Ryan Gibson Ryan Gibson	Director	05/18/06

/s/ Lawrence Hartman Lawrence Hartman	Director	05/18/06

/s/ David M. Otto David M. Otto	Director	05/18/06

EXHIBIT INDEX

Exhibit Number	Description
2.1	Asset Purchase Agreement dated April 7, 2003, by and between Company and John Smith (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 9, 2003)
2.2
Agreement and Plan of Reorganization dated August 25, 2005 by and between Dtomi, Inc., a Nevada corporation, and Vocalscape Networks, Inc., a Nevada corporation, as amended. (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 1, 2005)

3.1.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999)
3.1.2	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999)
3.1.3	Certificate of Amendment to Articles of Incorporation of the Company filed October 25, 2001 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on December 18, 2001)
3.1.4	Certificate of Amendment to Articles of Incorporation of the Company filed November 6, 2005
3.2.1	Bylaws of the Company (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999)
31.1	Certification of Chief Executive Officer of Vocalscape, Inc. required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of principal financial officer of Vocalscape, Inc. required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1
Certification of Chief Executive Officer and principal financial officer of Vocalscape, Inc. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350