Form 10KSB/A
period 2005-12-31
Vocalscape Networks, Inc.
filed 2006-05-18
CIK 1083721

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-KSB/A

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

As of May 5, 2006, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was recently sold was: $2,089.

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

On May 5, 2006, the closing bid of Vocalscape's common stock on the OTCBB was $0.30 per share.

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

	Number of Securities to			Number of Securities
	be Issued Upon		Weighted-Average	Remaining Available
	Exercise of		Exercise Price of	For Future Issuance
	Outstanding Options,		Outstanding Options,	Under Equity
Plan Category	Warrants and Rights		Warrants and Rights	Compensation Plans
Equity Compensation Plans to Employees Approved By Shareholders		(1)		n/a (2)

Equity Compensation Plans Not Approved by Shareholders	2,505	(3)	$38.20	5,000
Warrants Expiring December 31, 2006	41,347	(3)	$72.00	n/a
Warrants Expiring December 31, 2006	214	(3)	$0.40	n/a
Warrants Expiring December 31, 2009	1,250	(3)	$100.00	n/a
Total	45,316		$70.57	5,000

_____________________
(1) Represents shares subject to outstanding options under the Plan.
(2) Represents shares available for option grants under the Plan.
(3) Represents non-plan options and warrants.

Equity Compensation Plans Not Approved by Shareholders

The Company’s Board of Directors currently administers the Plan. The Plan provides for the grant of options (incentive and non-statutory) to officers, employees, and independent contractors capable of contributing to the Company’s performance. The Company has reserved an aggregate of 5,000 shares of common stock for grants under the Plan. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended. As of December 31, 2005, the Company had outstanding non-statutory options for 2,505 shares of the Company’s common stock. These options have a term of five years, unless earlier terminated in accordance with the provisions of the Plan and applicable stock option agreements. The exercise prices of the outstanding options granted as of December 31, 2005 range from $38.00 to $40.00 per share, and the options generally were exercisable immediately upon grant or were subsequently accelerated. Upon expiration of unexercised options, the unpurchased shares subject to such options will again be available for purposes of the Plan.

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

GOING CONCERN

Our independent registered public accounting firm have added an explanatory paragraph in connection with the December 31, 2005 consolidated financial statements, which states that our company has nominal revenues and has incurred net losses of $1,890,435 and net cash used in operations of $683,398 in the year ended December 31, 2005. Our current liabilities exceed our current assets by $3,867,254 and we have an accumulated deficit and stockholder’s deficit of $2,424,097 and $3,859,107 at December 31, 2005. These conditions give rise to substantial doubt about Vocalscape's ability to continue as a going concern. Vocalscape's ability to fully commence its operation and generate revenues or its ability to obtain additional funding will determine its ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result form the outcome of this uncertainty.

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

Regulation S Offering - During January through April 2006 the Company issued 1,965,326 common shares in exchange for approximately $224,000 and paid commissions of $133,000.

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

/s/ Salberg & Company, P.A.

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

Convertible Promissory Note - In March 2006, the Company issued a convertible promissory note for $150,000 with interest payable at maturity at 10.5% per annum. The note matures and is due March 3, 2008. The note principal is convertible to common stock at a fixed price of $.118 per share which equates to 1,271,186 common shares. Management has determined that this note qualifies as conventional convertible debt pursuant to SFAS 133 and EITF 00-19 and accordingly the embedded conversion option is not a derivative. The convertible promissory note and embedded conversion option will be presented as one combined liability instrument in the Company’s balance sheet. The Company computed a beneficial conversion value of $150,000 based on the quoted stock price on the grant date of $.60 per share. The $150,000 will be recorded as a debt discount and credit to additional paid-in capital. The debt discount will be amortized to interest expense over the note term of two years. The note is guaranteed by, Azatel Communications Inc. (the “Acquiree ”) (see Share Exchange Agreement above) with the note holder holding a first security interest in substantially all assets of the Acquiree and the Company has guaranteed the conversion. In March 2006 the note was converted into 1,271,186 shares and the discount was fully amortized.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Convertible Promissory Note - In March 2006, the Company issued a convertible promissory for $10,000 with interest payable at maturity at 10.5% per annum. The note matures and is due March 15, 2008. The note principal is convertible to common stock at a fixed price of $.118 per share which equates to 85,746 common shares. Management has determined that this note qualifies as conventional convertible debt pursuant to SFAS 133 and EITF 00-19 and accordingly the embedded conversion option is not a derivative. The convertible promissory note and embedded conversion option will be presented as one combined liability instrument in the Company’s balance sheet. The Company computed a beneficial conversion value of $10,000 based on the quoted stock price on the grant date of $.60 per share. The $10,000 will be recorded as a debt discount and credit to additional paid-in capital. The debt discount will be amortized to interest expense over the note term of two years. In March 2006 the note was converted into 85,746 shares and the discount was fully amortized.

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