Form 10QSB
period 2006-03-31
Vocalscape Networks, Inc.
filed 2006-05-22
CIK 1083721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2006

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File No. 000-27277

VOCALSCAPE NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0207554 (I.R.S. Employer Identification No.)

170 E. Post Road, Suite 206
White Plains, New York
(Address of principal executive offices, zip code)

(914) 448-7600
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of March 31, 2006 there were 1,158,040 shares of the Registrant’s common stock, $0.001 par value per share, outstanding. As of May 5, 2006, there were 5,800,618 shares of the issuer’s common stock, $0.001 par value per share, outstanding, and 20,000 shares of Series A Convertible Preferred Stock outstanding.

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes No

VOCALSCAPE NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED MARCH 31, 2006

INDEX
Index			Page

Part I.		Financial Information
	Item 1.	Financial Statements

Consolidated Balance Sheet as of March 31, 2006 (unaudited)

Consolidated Statements of Operations - for the three months ended March 31, 2006 and 2005(unaudited)

Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)

Notes to Unaudited Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

Part II.		Other Information
	Item 1.	Legal Proceedings
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits

Signatures

Certifications

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-QSB release contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, the company’s ability to (i) adapt to rules and regulations that may be promulgated that affect how Vocalscape must conduct its Voice-over-Internet Protocol business and operations; (ii) market and distribute its Voice-over-Internet Protocol services; (iii) secure capital to continue operations; (iv) achieve and manage growth; and (v) develop or acquire new technology to effectively provide new and/or better services. Additional factors that will impact the company’s success include the company’s ability to attract and retain qualified personnel; the voting decisions of Robert Koch, who controls 97% of the voting power of all security holders of the Vocalscape; and other factors discussed in Vocalscape’s filings with the Securities and Exchange Commission.

Our management has included projections and estimates in this Form 10-QSB, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Vocalscape Networks, Inc. and Subsidiary
Consolidated Balance Sheet
March 31, 2006
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$26,479
Prepaid expenses	2,500
Total current assets	28,979
Property and equipment, net	29,879
Other assets	3,054
Development costs, net	5,174
Total assets	$67,086

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Bank overdraft	$22,563
Notes payable	384,000
Notes payable, related parties	722,775
Loan payable due for software purchase, current portion, net of discount	69,781
Accounts payable	309,323
Accounts payable, related parties	791,747
Accrued expenses	1,350,936
Convertible debentures	84,912
Due to former parent, Vocalscape, Inc.	260,746
Total current liabilities	3,996,783

Long term liabilities:
Loan payable due for software purchase, net of discount	21,877
Total liabilities	4,018,660

Commitments and contingencies (Note 8)

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 25,000,000 authorized
Series A, voting convertible preferred stock, 100,000
shares authorized, 20,000 shares issued and outstanding
(liquidation value $0.50 per share)	20
Common stock, $0.001 par value, 100,000,000 authorized,
1,995,075 issued and outstanding	1,995
Common stock issuable at par value (2,716,201 shares)	2,716
Additional paid-in capital	(1,038,939)
Accumulated deficit	(2,917,366)
Total stockholders' deficit	(3,951,574)
Total liabilities and stockholders' deficit	$67,086

The accompanying notes are an integral part of these consolidated financial statements.

Vocalscape Networks, Inc. and Subsidiary
Consolidated Statements of Operations
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005

Revenue	$100,967	$-
Cost of revenue	13,151	-
Gross profit	87,816	-

Costs and expenses:
Compensation	33,323	-
Consulting	111,624	39,545
Professional fees	132,093	7,018
Bad debts	22,601	-
General and administration	85,096	46,058
	384,737	92,621
Other income (expense)
Interest expense	(193,044)	(10,593)
Foreign currency transaction gain (loss), net	(3,304)	-
Total other income (expense)	(196,348)	(10,593)

Net loss	$(493,269)	$(103,214)

Net loss per share - basic and diluted	$(0.18)	$(0.09)

Weighted average shares outstanding
during the period	2,747,118	1,138,889

The accompanying notes are an integral part of these consolidated financial statements.

Vocalscape Networks, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005

Cash flows from operating activities:
Net loss	$(493,269)	$(103,214)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	2,425	199
Advances to affilliate	-	(113,853)
Amortization of beneficial conversion on convertibe notes	160,000	-
Software development costs	-	(36,718)
Changes in other assets and liabilities:
Prepaid expenses and other assets	(2,200)	-
Deferred revenue	(45,000)	-
Accounts payable	89,036	10,216
Accrued expenses	31,246	(7,389)
Net cash used in operations	(257,762)	(250,759)

Cash flows from investing activities:
Acquisition of property and equipment	-	(24,180)
Net cash used in investing activities	-	(24,180)

Cash flows from financing activities:
Bank overdraft	22,563	-
Payment of expense for Vocalscape, Inc.	(4,871)	-
Loan proceeds from Vocalscape, Inc.	-	84,917
Common stock sales	75,802	-
Repayment of notes payable	(21,753)	-
Loan proceeds	212,500	198,814
Net cash provided by financing activities	284,241	283,731
Net increase (decrease) in cash and cash equivalents	26,479	8,792
Cash and cash equivalents, beginning of period	-	55,275
Cash and cash equivalents, end of period	$26,479	$64,067

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation - The consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2005, which is included in the Company’s Form 10-KSB.

Principles of Consolidation - The consolidated financial statements include the accounts of Vocalscape Networks, Inc. (the “Company” or “VNI” or “Vocalscape”) and its wholly owned subsidiary Vocalscape Networks Operating Subsidiary, Inc. (“VNOS”). All material intercompany balances and transactions have been eliminated in consolidation.

Recapitalization - On October 28, 2005, Vocalscape, Inc. (“VSI”) and Dtomi, Inc. (“Dtomi”) announced that on October 4, 2005, Dtomi and its wholly owned subsidiary Vocalscape Networks, Inc. (Subsidiary) (“VNI OLD”) effected a merger pursuant to that certain Agreement and Plan of Reorganization (the “Agreement”) by and between Dtomi and VSI dated August 25, 2005. Effective October 4, 2005, the date that Articles of Merger effecting the merger were filed with the Nevada Secretary of State, VNI OLD became a wholly owned subsidiary of Dtomi. Pursuant to the amended Agreement, Dtomi issued shares of its common stock with voting rights equal to 82% (1,138,889 common shares) of the voting power of the stockholders of Dtomi, to VSI in exchange for VNI OLD merging into a wholly owned subsidiary of Dtomi. The transaction closed on October 4, 2005 and the 1,138,889 common shares are included in common stock issuable at par as of March 31, 2006. The business of VNI OLD became the primary business of Dtomi. Subsequent to the recapitalization, Dtomi changed its name to Vocalscape Networks, Inc. and the subsidiary changed its name to Vocalscape Networks Operating Subsidiary, Inc.

Due to the change in control of Dtomi, the transaction was accounted for as a recapitalization of VNI OLD.

Accordingly, the financial statements of the Company consists of the historical operations of VNI OLD from its inception, and the operations of Dtomi from the recapitalization date. The Company assumed approximately $2.3 million of liabilities and deferred stock based costs of approximately $842,000 and is deemed to have issued 250,129 common shares to the existing pre-recapitalization shareholders of Dtomi. All share and per share data in the accompanying financial statements has been retroactively adjusted for the effect of the recapitalization.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

Nature of Business and Current Operations - VNOS is a developer of Voice over Internet Protocol (VoIP) telephony solutions. VNOS provides VoIP telephony solutions and communications software for Internet Service Providers (ISPs), Internet Telephony Service Providers (ITSPs) and Telecommunications companies worldwide. VNOS develops VoIP and interactive communications software, including Soft phone applications, Customer Acquisition and Billing Systems, SIP Servers, Gatekeepers and Virtual Calling Cards. VNOS’s strategy is to focus on VoIP software and Long Distance termination solutions that bring together a full range of communications solutions and services thereby providing a turn-key VoIP infrastructure for ISP’s, ITSP’s and Telecommunications companies.

Organization - VNI is a Nevada corporation, which was incorporated on June 12, 1998. VNOS is a Nevada corporation, which was incorporated and began operations on February 5, 2003.

Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had a net loss for the three months ended March 31, 2006 of $493,269, net cash used in operations for the three months ended March 31, 2006 of $257,762, and working capital deficit of $3,967,804, accumulated deficit of $2,917,366 and stockholders’ deficit of $3,951,574 at March 31, 2006.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

In order to execute its business plan, the Company will need to raise additional working capital and generate revenues. There can be no assurance that the Company will be able to obtain the necessary working capital or generate revenues to execute its business plan. The Company generated revenues from new customer license agreements in 2006, entered into additional promissory notes in 2006 and is seeking additional capital. During the first quarter of 2006 the Company received $75,802 from the sale of common stock through a Regulation S Stock Purchase Agreement. Management believes the revenues combined with the above capital raised and its plan to raise additional capital will provide the Company with the ability to continue as a going concern.

2. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2006, consists of the following:

Office equipment	$35,854
Accumulated depreciation	(5,975)
Property and equipment, net	$29,879

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

Depreciation expense for the three months ending March 31, 2006 and 2005, were $1,686 and $199, respectively.

3. DEVELOPMENT COSTS

Capitalized software development cost consists of the following at March 31, 2006:

Cost	$8,870
Accumulated amortization	(3,696)
Software, net	$5,174

During the three months ended March 31, 2005 the Company recognized $739 of amortization expense, upon general release of the software product. During the three months ended March 31, 2006 the Company recognized $739 of amortization expense.

4.	LOANS AND NOTES PAYABLE, LOANS AND NOTES PAYABLE RELATED PARTIES, AND CONVERTIBLE DEBENTURES

Loans and notes payable to related and unrelated parties consists of the following at March 31, 2006:

Note payable to the related party director of the Company; due on demand; unsecured; with interest at prime plus 3% (10.5% at March 31, 2006)	$500,000
Note payable to the related party principal shareholder/officer of the Company and to companies owned or controlled by him; due on demand; unsecured; with interest at prime plus 2% to 3% (9.5% to 10.5% at March 31, 2006)	135,075
Loan payable to wife of a director, with interest at 10%, due March 31, 2006	27,500
Loan payable to law firm, due on demand, non-interest bearing	59,000
Loan payable due to former officer/director, due on demand, non interest bearing	1,200

Subtotal - Notes payable related parties	722,775

Loans payable to two individuals with interest accruing at 10%	159,000
Notes payable to five individuals; due on demand; unsecured; with interest at prime plus 3% (10.5% at March 31, 2006)	225,000

Subtotal - Notes payable unrelated parties	384,000

Total Notes Payable	$1,106,775

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

The weighted average interest rate on short term outstanding as of March 31, 2006 was 10.37%.

In October 2005, upon recapitalization, the Company assumed four 10% one-year convertible debentures to four individuals for $11,698, $60,705, $6,121 and $6,388 cash. These debentures had been issued in October and November 2004. Upon expiration of one year or a Company filing of a registration statement for any of its securities, whichever is earlier, the holder’s principal and accrued interest shall automatically convert into a fixed aggregate 1,977 common shares. As the Company has not issued the conversion shares, the debentures are still reflected as liabilities at March 31, 2006. The embedded conversion options were determined not to be derivatives at the issuance date or as of March 31, 2006 since the debt qualifies as conventional convertible debt. Based upon the conversion rate at the issuance date, there was no beneficial conversion feature recorded.

Convertible Promissory Notes - In March 2006, the Company issued a convertible promissory note for $150,000 with interest payable at maturity at 10.5% per annum. The note matures and is due March 3, 2008. The note principal is convertible to common stock at a fixed price of $.118 per share which equates to 1,271,186 common shares. Management has determined that this note qualifies as conventional convertible debt pursuant to SFAS 133 and EITF 00-19 and accordingly the embedded conversion option is not a derivative. The convertible promissory note was converted into common stock in March 2006. The Company computed a beneficial conversion value of $150,000 based on the quoted stock price on the grant date of $.60 per share. The $150,000 was recorded as a debt discount and credited to additional paid-in capital. The debt discount was amortized to interest expense in March 2006 when the note was converted. The note is guaranteed by, Azatel Communications Inc. (the “Acquiree ”) (see note 11) with the note holder holding a first security interest in substantially all assets of the Acquiree and the Company has guaranteed the conversion.

In March 2006, the Company issued a convertible promissory note for $10,000 with interest payable at maturity at 10.5% per annum. The note matures and is due March 15, 2008. The note principal is convertible to common stock at a fixed price of $.118 per share which equates to 85,746 common shares. Management has determined that this note qualifies as conventional convertible debt pursuant to SFAS 133 and EITF 00-19 and accordingly the embedded conversion option is not a derivative. The convertible promissory note was converted into common stock in March 2006. The Company computed a beneficial conversion value of $10,000 based on the quoted stock price on the grant date of $.60 per share. The $10,000 was recorded as a debt discount and credited to additional paid-in capital. The debt discount was amortized to interest expense in March 2006 when the note was converted

5. LOAN PAYABLE FOR SOFTWARE PURCHASE

In 2004, a liability was recorded relating to a software purchase. The software purchase price was $200,000 Canadian dollars (“CA$”) payable with CA$26,096 down payment and CA$10,842 payable per quarter commencing May 1, 2004 and on August 1, November 1, February 1 and May 1 in each year thereafter until the purchase price is paid in full. In accordance with APB 21, “Interest on Receivables and Payables,” the Company imputed interest at 6% or CA$21,845 on this loan payable. This resulted in an initial loan payable balance translated to US dollars of $136,538, net of discount of $16,742, an initial payment made of $20,000 (recorded as a note payable to the related party assignor of the purchase agreement) and quarterly payments of approximately $8,309 as adjusted for foreign currency transaction gains or losses.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

The loan payable balance at March 31, 2006 was as follows:

Loan payable	$103,352
Debt discount	(11,694)
Loan payable, net of discount	$91,658
Less: current portion	(69,781)
Loan payable, long term	$21,877

Amortization of debt discount recorded as interest expense was $0 and $5,048 in 2005 and 2004, respectively. This loan payable is collateralized by the software asset. Additional interest in the amount of $2,398 was accrued in the three months ended March 31, 2005 and $2,550 in the three months ended March 31, 2006. The loan is currently in default.

6. STOCKHOLDERS’ DEFICIT

Recapitalization - In October 2005, VNI OLD was acquired by Dtomi, Inc., a public shell, in a transaction accounted for as a recapitalization of the Company. All authorized, issued and outstanding share and per share data in the accompanying consolidated financial statements has been retroactively adjusted to reflect the recapitalization. (See Note 1)

Preferred Stock - The Company has authorized 25,000,000 shares of preferred stock. The Board of Directors at its discretion may determine the rights and preferences of the preferred stock. In December 2005, the Company designated 100,000 shares as Series A Convertible Preferred Stock (“Series A shares”). The Series A shares upon issuance and consideration received by the Company is convertible to common stock on a one-for-one basis at a minimum of 50 shares per conversion. The conversion rate is not adjustable except for standard anti-dilution provisions, such as stock splits, reorganization or recapitalizations. Upon liquidation the Series A stockholders would receive $0.50 per share plus any unpaid dividends. Each Series A share has voting rights equal to 5,000 common shares. On January 20, 2006, the Company accepted a subscription from its CEO to purchase 20,000 Series A shares in exchange for a $5,000 portion of a promissory note due to the CEO. Such note was previously due to a controlled affiliate of the CEO and assigned to the CEO by that affiliate. The issuance of these shares increases the CEO’s voting control of the Company to approximately 97%.

Common Stock - During the first quarter of 2006 the Company received $75,802, net of offering costs of approximately $133,000 from the sale of common stock through a Regulation S Stock Purchase Agreement and issued 1,749,826 and has issuable 215,500 common shares.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

During March 2006, the Company issued 1,271,186 common shares upon conversion of a convertible note (see Note 4).

During March 2006, the Company issued 85,746 common shares upon conversion of a convertible note (see Note 4).

Shares Issuance Authorized - During February 2006, the Company authorized 1,550,000 common shares to be issued for services. The shares will be valued at the quoted market prices on the respective measurements dates and the resulting expense will be recognized over the service periods. The shares have not been issued as of March 31, 2006.

7. RELATED PARTY TRANSACTIONS

Notes payable to our CEO or his affiliates were $135,075 at March 31, 2006.

Notes payable to a non-employee former director at March 31, 2006 were $500,000. This director resigned during the first quarter of 2006.

During January 2006, the Company received a loan of $27,500 from the wife of a director, which bears interest at 10% and is due March 31, 2006. The proceeds from the loans were $25,000 with $2,500 of the related party loan being a loan fee. As of March 31, 2006, the loan has not been repaid.

Due to former parent, Vocalscape, Inc. represents open, non-interest bearing advances, which are due on demand. The balance outstanding at March 31 2006 was $260,746.

For purposes of these consolidated financial statements, during 2005, the Company has recorded allocated expenses, which were paid by the former parent using the specific identification method. Management believes the allocation is reasonable.

Certain officers and directors of the Company remain as officers and directors of the former parent, Vocalscape, Inc.

The Company has an agreement with a related party director dated August 25, 2005 for legal services with his law firm whereby the related party is periodically issued vested non-forfeitable common shares of the Company so the director shall hold 4.9% of the issued and outstanding common shares and any proceeds from the sale of such shares by the related party are credited against invoice amounts due to that related party for legal services. The agreement has no stated term. Due to the contingent nature of the proceeds and the unstated term of the legal service agreement, the fair value of any shares issued will be expensed when issued. The related party invoices are accrued to accounts payable, periodically paid in cash and the accounts payable and legal expenses are credited for any proceeds in the period the proceeds are received by the related party and reported to the Company. As of March 31, 2006 no proceeds were reported to the Company and no additional shares were issued as the director held in excess of 4.9% of the common stock of the Company. At March 31, 2006, accounts payable to this law firm were $777,458 and included in accounts payable, related party. In addition, a loan payable to the law firm was $59,000 and included in loans and notes payable, related parties. Expenses incurred by the Company during 2006 to this law firm were $57,983.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

8. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to a claim from a consultant vendor for approximately $12,200. The Company has filed a counterclaim to recover approximately $21,000 previously paid to this consultant for non-performance of services. However, the Company has previously accrued in 2005 the $12,200 which remains accrued at March 31, 2006. Management believes it will prevail in this matter.

In July and August 2005, the Company received correspondence from a former officer and former employee regarding threatened material litigation relating to alleged compensation due to each employee. These amounts relate to periods of Dtomi, Inc. prior to the recapitalization transactions of October 2005. Although the Company disputes such amounts, these amounts aggregating $687,407 had been previously accrued by Dtomi, Inc. in a period prior to 2005 and are reflected in accrued expenses at March 31, 2006.

The Company has received claims from a prior director of Dtomi, Inc. relating to periods prior to the October 2005 recapitalization transaction with the Company. The cash amounts the director claims he is due total approximately $520,000 and the total shares he claims he is due are estimated by the Company to be approximately 6,300. These amounts appear to relate to prior license or other alleged agreements between the director and the Company. The Company has accrued $86,000 in prior license fees due and has accounted for, in a prior period of Dtomi, Inc. approximately 15,278 common shares issued by the transfer agent in the director’s name. The director claims he never received 2,778 of the 15,278 shares or other anti-dilution shares. Management of the Company disputes the remaining cash amounts and believes no anti-dilution shares are due (which would account for the remaining 3,522 shares) since the license agreement was terminated in early 2005 by the licensor. Management believes it will prevail in this matter. Accordingly, no accruals have been made for the disputed amounts. The termination of the Patent License Agreement terminated these and other obligations during 2005.

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

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

The Company is a party to a second office lease agreement, with a two-year term, covering 1,435 square feet, which commenced March 1, 2005, for the office in White Plains, New York. The agreement calls for monthly rental of $2,350.

The Company enters into sales agent and distributor agreements to sell its products. These agreements are primarily commission based. There were no commissions payable as of March 31, 2006.

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

9. CONCENTRATIONS

Revenues - During the first quarter of 2005, the company had no revenue. During the first quarter of 2006, 100% of revenues were from three customers as follows; Customer 1: 54%, customer 2: 31% and customer 3: 15%.

10. ACCRUED EXPENSES

Accrued expenses at March 31, 2006 consist of the following:

Accrued compensation	$900,617
Accrued license fees	122,000
Accrued interest	195,326
Accrued expenses - other	132,993

Total	$1,350,936

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

11. SUBSEQUENT EVENTS

Share Exchange Agreement - On February 26, 2006, Vocalscape and Azatel Communications Inc., a British Columbia corporation (“Azatel”), and all of the shareholders of Azatel (the “Shareholders”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which Vocalscape shall acquire all of the issued and outstanding shares of common shares of Azatel in a transaction valued at approximately $118,000.  Under the Share Exchange Agreement, Vocalscape shall issue 200,000 shares of its common stock to the Shareholders, who number three persons, in exchange for all of their respective shares Azatel (the “Share Exchange”). Azatel has taken the position that the Share Exchange Agreement is terminated.  Vocalscape does not believe that the Share Exchange Agreement is terminated. The Agreement is currently on hold and management is uncertain whether it will be consummated or not. Therefore, the company has fully reserved $22,601, which is the amount advanced through March 31, 2006.

Shares Granted - On April 3, 2006 the Board approved a grant of 250,000 common shares to a current director as compensation for future legal services.

Share Conversion Authorized -On April 3, 2006 the Board approved the conversion of two promissory notes from an unrelated party totaling $75,000 at a conversion rate of $0.15 for 500,000 shares of common stock. Based on the market price of $0.59 per share this will create a loss on conversion to the Company of $220,000, which will be recorded in April 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT'S DISCUSSION AND ANALYSIS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Form 10-QSB. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

The following discussion relates to the newly merged business of Vocalscape Networks, Inc. which includes the operations of its wholly owned subsidiary Vocalscape Operating Subsidiary, Inc. Vocalscape is a next generation communications provider that provides Voice over Internet Protocol (“VoIP”) solutions. The current business of Vocalscape is the result of a merger of Dtomi, Inc. with Vocalscape Networks, Inc. on October 4, 2005, a date prior to which Vocalscape Networks, Inc. was not affiliated with the Company, and the Company was named “Dtomi, Inc.” Until October 4, 2005, the Company was named “Dtomi, Inc", and was a Florida-based, company that was developing the Air Spring Axle system, a suspension system for small and medium sized trailers. This first fiscal quarter of 2006 is the first full quarterly report since the merger was consummated.

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

DEVELOPMENT

Vocalscape has a team of engineers with software and systems industry experience. These engineers and management have significant experience in telecommunications, communication and control systems development. Vocalscape will be able to bring to market its products in a timely fashion while retaining the IP, and producing a superior product with high reliability and quality. Our core team is overseeing the development of: 1) a Seamless 911 Dashboard designed to integrate multiple 911 service providers and .2) an IP PBX subscriber system enabling resellers to service business customers online with a self-managed telephone system.

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

GOING CONCERN

Our independent registered public accounting firm has added an explanatory paragraph in connection with the December 31, 2005 consolidated financial statements, which states that our company has nominal revenues and has incurred net losses of $1,890,435 and net cash used in operations of $683,398 in the year ended December 31, 2005. Our current liabilities exceed our current assets by $3,867,254 and we have an accumulated deficit and stockholder’s deficit of $2,424,097 and $3,859,107 at December 31, 2005. These conditions give rise to substantial doubt about Vocalscape's ability to continue as a going concern. Vocalscape's ability to fully commence its operation and generate revenues or its ability to obtain additional funding will determine its ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

The Company recorded revenues of $100,967 for the quarter ending March 31, 2006, as compared to no revenues for the quarter ending March 31, 2005.

Bad debt expense for the quarter ending March 31, 2006 was $22,601, as compared to none for the quarter ending March 31, 2005.and relates to advances made to Azatel. Due to the current uncertainty of us conmsummating the acquisition we have reserved 100% of the advances receivable.

General and administrative expenses increased to $85,096 for the quarter ending March 31, 2006, an increase of 85% over expenses of $46,058 for the quarter ending March 31, 2005. General and administrative expenses in this first quarter of 2006 consist primarily of rent, telephone, travel and other general corporate and office expenses.

Interest expense was $193,044 for the quarter ending March 31, 2006, an increase of 1722% over expense of $10,593 for the quarter ending March 31, 2005. This interest expense consists of interest on various loans, and convertible debentures plus $160,000 of beneficial conversion value expensed due to the conversion of convertible notes.

Compensation expense for the quarter ending March 31, 2006, was $33,323, as compared to none for the quarter ending March 31, 2005. Compensation expense for the current quarter consists of salaries paid to the Company's officers.

Professional fees increased to $132,093 for the quarter ending March 31, 2006, an increase of 1782% of such costs for the quarter ending March 31, 2005 at $7,018. These consist of legal and accounting fees in 2006 as a result of us becoming a publicly held company.

Consulting fees expense for the quarter ending March 31, 2006 was $111,624, an increase of 182% over expenses of $39,545 for the quarter ending March 31, 2005. The consulting fees in this first quarter of 2006 primarily relate to amounts paid to non-officer personnel.

Depreciation expense for the quarter ending March 31, 2006 was $1,686, an increase of 747% compared to $199 for the quarter ending March 31, 2005.

The net loss for the quarter ending March 31, 2006 is $493,269 (net loss per share of $0.18) compared to the quarter ending March 31, 2005, $103,214 (net loss per share of $0.09).

LIQUIDITY AND CAPITAL RESOURCES

The Company has cash and cash equivalents of $26,479, total current liabilities of $3,996,783 and total assets of $67,086 at March 31, 2006. The Company continues to incur costs, but has not secured adequate new revenue to cover the costs. The Company does not currently have an adequate source of reliable, long-term revenue to fund operations. As a result, Vocalscape is reliant on outside sources of capital funding. There can be no assurances that the company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there are no assurances that the company will be able to secure adequate sources of new capital funding, whether it is in the form of share capital, debt, or other financing sources.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

Vocalscape has limited cash and will only be able to satisfy its cash requirements through raising additional funds in the next 12 months.

The company recognizes that, without additional financing, the success of Vocalscape’s VOIP business is highly uncertain and Vocalscape must adapt its business operations to this reality. We are therefore seeking to broaden and transform our business base through the acquisition of innovative, value-differentiated products and services. Our focus is on revenue generating businesses poised for rapid growth that can benefit from being part of a public company and benefit from the sharing of resources and the sharing of costs associated with public filings and compliance.

We have limited funds with which to pursue the acquisition of new business opportunities, as we have generated losses since our inception. In our pursuit of acquiring new business opportunities, we anticipate needing additional funds to cover legal and accounting expenses, due diligence expenses and other costs. Subject to the availability of adequate financing, Vocalscape will continue to focus on providing services to our existing customers, marketing and selling our products to new customers and the continuous development of our products and services

EVENT SUBSEQUENT TO THE QUARTER ENDED MARCH 31, 2006

Shares Granted - On April 3, 2006 the Board approved a grant of 250,000 common shares to a current director as compensation for future legal services.

ITEM 3. CONTROLS AND PROCEDURES.

As of the period covered by this report, Vocalscape carried out an evaluation, under the supervision and with the participation of its management, including Ron McIntyre, Vocalscape’s President, who also currently acts as Vocalscape’s principal financial officer, of the design and operation of its disclosure controls and procedures. Based on this evaluation, Vocalscape’s President concluded that Vocalscape’s disclosure controls and procedures are effective for the gathering, analyzing and disclosing of information that Vocalscape is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Vocalscape’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of this evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between January 23 and March 24, 2006, Vocalscape offered and sold and aggregate of 1,965,326 shares of common stock for approximately $209,000, out of which Vocalscape paid fees of approximately $133,000 in connection with the offering. The offering of the 1,965,326 shares was made pursuant to Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”). The shares were offered to non-US persons, in an offshore offering not involving any directed selling efforts in the US.

On March 3, 2006, Vocalscape offered and sold a convertible promissory note in the principal sum of $150,000 (the “$150,000 Note”), with interest payable, at maturity, at a rate of 10.5% per annum. The note matures and is due March 3, 2008. All principal and interest due under the $150,000 Note is convertible into share of common stock of Vocalscape at a price of $0.118 per share. In March the Note was converted into 1,271,186 shares of common stock. The offerings of the $150,000 Note and the shares of common stock underlying the $150,000 Note were made non-public offerings pursuant to Section 4(2) of the Securities Act, and Rule 506 of Regulation D, promulgated thereunder.

About March 15, 2006, Vocalscape offered and sold a convertible promissory note in the principal sum of $10,000 (the “$10,000 Note”), with interest payable, at maturity, at a rate of 10.5% per annum. The note matures and is due March 3, 2008. All principal and interest due under the $10,000 Note is convertible into share of common stock of Vocalscape at a price of $0.118 per share. In March the Note was converted into 85,746 shares of common stock. The offering of the $10,000 Note and the shares of common stock underlying the $10,000 Note were made in a non-public offering pursuant to Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On April 13, 2006, Rick Girouard resigned as a director of Vocalscape.

On February 26, 2006, Vocalscape, Azatel Communications Inc., a British Columbia corporation (“Azatel”), and all of the shareholders of Azatel (the “Shareholders”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which Vocalscape shall acquire all of the issued and outstanding shares of common shares of Azatel in a transaction valued at approximately $118,000. Under the Share Exchange Agreement, Vocalscape shall issue 200,000 shares of its common stock to the Shareholders, who number three persons, in exchange for all of their respective shares Azatel (the “Share Exchange”).

Azatel has taken the position that the Share Exchange Agreement is terminated. Vocalscape does not believe that the Share Exchange Agreement is terminated.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Form 8-K Filings

On January 9, 2006, Vocalscape filed a Form 8-K disclosing the designation of 100,000 shares of its blank check preferred stock as “Series A Convertible Preferred Stock” by filing a Certificate of Designation with the Secretary of State of the State of Nevada.

On January 23, 2006, Vocalscape filed a Form 8-K disclosing that it had entered into a Stock Purchase Agreement with its Chairman and Chief Executive Officer, Robert Koch, pursuant to which Mr. Koch agreed to cancel $5,000 of debt owed by Vocalscape to Mr. Koch in exchange for the purchase 20,000 shares of Vocalscape’s Series A Convertible Preferred Stock.

On March 30, 2006, Vocalscape filed a Form 8-K disclosing that it had entered into the Share Exchange Agreement with Azatel and the Shareholders and the conversion of a convertible promissory note.

On April 27, 2006, Vocalscape filed an Amendment No. 1 to a Form 8-K filed on October 12, 2005, disclosing certain financial information regarding that certain Agreement and Plan of Reorganization dated August 25, 2005 by and among Dtomi, Inc., a Nevada corporation, Dtomi Acquisition Corp., a Nevada corporation, and Vocalscape Networks, Inc., a Nevada corporation, as amended.

(b) Exhibits

Exhibit Number	Description

3.1.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.2	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.3	Certificate of Amendment to Articles of Incorporation of the Company filed October 25, 2001 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on December 18, 2001).

3.1.4	Certificate of Amendment to Articles of Incorporation of the Company filed November 6, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on May 18, 2006).

3.2.1	Bylaws of Dtomi (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dtomi, Inc. (Name of Registrant)

Date: May 22, 2006	By:	/s/ Ron McIntyre
Ron McIntyre
President

EXHIBIT INDEX

Exhibit Number	Description

3.1.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.2	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.3	Certificate of Amendment to Articles of Incorporation of the Company filed October 25, 2001 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on December 18, 2001).

3.1.4	Certificate of Amendment to Articles of Incorporation of the Company filed November 6, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on May 18, 2006).

3.2.1	Bylaws of Dtomi (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.