Form 10QSB
period 2006-06-30
Vocalscape Networks, Inc.
filed 2006-08-14
CIK 1083721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of June 30, 2006 there were 6,059,132 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding, 7,577,769 common shares issuable and outstanding, and 20,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

VOCALSCAPE NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED JUNE 30, 2006

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-QSB release contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, the company’s ability to (i) adapt to rules and regulations that may be promulgated that affect how Vocalscape must conduct its Voice-over-Internet Protocol business and operations; (ii) market and distribute its Voice-over-Internet Protocol services; (iii) secure capital to continue operations; (iv) achieve and manage growth; and (v) develop or acquire new technology to effectively provide new and/or better services. Additional factors that will impact the company’s success include the company’s ability to attract and retain qualified personnel; the voting decisions of Robert Koch, who controls 94% of the voting power of all security holders of Vocalscape; and other factors discussed in Vocalscape’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Vocalscape Networks, Inc. and Subsidiary
Consolidated Financial Statements
For the Three and Six Months ended June 30, 2006 and 2005
(Unaudited)

Vocalscape Networks, Inc. and Subsidiary

Index to Consolidated Financial Statements

Page(s)
Consolidated Balance Sheet (unaudited)	2

Consolidated Statements of Operations (unaudited)	3

Consolidated Statements of Cash Flows (unaudited)	4

Notes to Consolidated Financial Statements (unaudited)	5-14

Vocalscape Networks, Inc. and Subsidiary
Consolidated Balance Sheet
June 30, 2006
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$34,403
Prepaid expenses	2,500
Total current assets	36,903
Property and equipment, net	28,193
Other assets	3,054
Development costs, net	4,434
Total assets	$72,584

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Bank overdraft	$6,045
Notes payable	309,000
Notes payable, related parties	937,640
Loan payable due for software purchase, current portion, net of discount	69,781
Accounts payable	296,376
Accounts payable, related parties	372,939
Accrued expenses	1,039,897
Convertible debentures	84,912
Payable to related party shareholder	900,027
Other liablilities	59,289
Total current liabilities	4,075,906
Long term liabilities:
Loan payable due for software purchase, net of discount	21,877
Total liabilities	4,097,783
Commitments and contingencies (Note 8)

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 25,000,000 authorized
Series A, voting convertible preferred stock, 100,000
shares authorized, 20,000 shares issued and outstanding
(liquidation value $0.50 per share)	20
Common stock, $0.001 par value, 100,000,000 authorized,
6,059,132 issued and outstanding	6,059
Common stock issuable at par value (7,577,769 shares)	7,578
Deferred consulting fees	(180,000)
Additional paid-in capital	1,076,731
Accumulated deficit	(4,935,587)
Total stockholders' deficit	(4,025,199)
Total liabilities and stockholders' deficit	$72,584

See accompanying notes to financial statements

Vocalscape Networks, Inc. and Subsidiary
Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue	$43,351	$59,232	$144,318	$59,232
Cost of revenue	3,589	-	16,740	-
Gross profit	39,762	59,232	127,578	59,232

Costs and expenses:
Compensation	85,646	-	118,969	-
Consulting	172,670	110,075	284,294	149,620
Professional fees	75,036	19,899	207,129	26,917
Bad debts	-	-	-	-
General and administration	75,690	73,370	160,784	119,428
	409,042	203,344	771,176	295,965
Loss from operations	(369,280)	(144,112)	(643,598)	(236,733)

Other income (expense)
Bad debt recovery	20,873	-	20,873	-
Writeoff	-	3,699	(22,602)	3,699
Settlement expense	(1,414,000)	-	(1,414,000)	-
Loss on conversion	(220,000)	-	(220,000)	-
Interest expense	(32,715)	(12,874)	(225,760)	(23,467)
Other Income	6	-	6	-
Foreign currency transaction gain (loss), net	(3,105)	-	(6,409)	-
Total other income (expense)	(1,648,941)	(9,175)	(1,867,892)	(19,768)

Net loss	$(2,018,221)	$(153,287)	$(2,511,490)	$(256,501)

Net loss per share - basic and diluted	$(0.24)	$(0.13)	$(0.46)	$(0.23)

Weighted average shares outstanding during the period	8,259,964	1,138,889	5,504,780	1,138,889

See accompanying notes to financial statements

Vocalscape Networks, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(2,511,490)	$(256,501)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	4,852	1,417
Amortization of debt discount	160,000	-
Loss of debt conversion	280,000	-
Loss on debt settlement	1,414,000	-
Advances to affilliate	-	(63,853)
Changes in other assets and liabilities:
Other assets	(2,200)	-
Deferred revenue	(45,000)	-
Accounts payable	18,105	24,085
Accounts payable, related party	59,175	-
Accrued expenses	48,315	5,486
Net cash used in operations	(574,243)	(289,366)

Cash flows from investing activities:
Acquisition of property and equipment	-	(29,388)
Acquisition of software for development	-	(38,688)
Net cash used in investing activities	-	(68,076)

Cash flows from financing activities:
Bank overdraft repayment	(7,364)	-
Payable to Vocalscape, Inc.	-	84,917
Prepaid liability for stock subscription	45,000	-
Common stock sale proceeds, net of offering costs	165,398	-
Repayment of notes payable	(5,000)	(18,464)
Loan proceeds	410,612	277,486
Net cash provided by financing activities	608,646	343,939
Net increase (decrease) in cash and cash equivalents	34,403	(13,503)
Cash and cash equivalents, beginning of period	-	55,274
Cash and cash equivalents, end of period	$34,403	$41,771

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and
financing activities:
Conversion of debt to common stock	$235,000	$-
Conversion of debt to preferred stock	$5,000	$-
Assignment od debt from creditors to related party shareholder	$900,027	$-
Settlement of accrued liabilities with common stock	$86,000	$-

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2006
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the period ended December 31, 2005, which is included in the Company’s Form 10-KSB.

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
June 30, 2006
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

Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had a net loss for the six months ended June 30, 2006 of $2,511,490, net cash used in operations in the six months ended June 30, 2006 of $574,243, and working capital deficit of $4,039,003, accumulated deficit of $4,935,587 and stockholders’ deficit of $4,025,199 at June 30, 2006.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

In order to execute its business plan, the Company will need to raise additional working capital and generate revenues. There can be no assurance that the Company will be able to obtain the necessary working capital or generate revenues to execute its business plan. The Company generated revenues from customer license agreements in 2006, entered into additional promissory notes in 2006 and has been raising additional capital under a Regulation S offering. Management believes the revenues combined with the capital raised and its plan to raise additional capital will provide the Company with the ability to continue as a going concern.

2. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2006, consists of the following:

Office equipment	$35,854
Accumulated depreciation	(7,661)
Property and equipment, net	$28,193

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

Depreciation expense for the six months ending June 30, 2006 and 2005, were $3,373 and $1,417, respectively.

3. DEVELOPMENT COSTS

Capitalized software development cost consists of the following at June 30, 2006:

Cost	$8,870
Accumulated amortization	(4,436)
Software, net	$4,434

During the six months ended June 30, 2005 the Company recognized $1,478 of amortization expense, upon general release of the software product.

4.	LOANS AND NOTES PAYABLE, LOANS AND NOTES PAYABLE RELATED PARTIES, AND CONVERTIBLE DEBENTURES

Loans and notes payable to related and unrelated parties consists of the following at June 30, 2006:

Note payable to the related party former director of the Company; due on demand; unsecured; with interest at prime plus 3% (11.25% at June 30, 2006)	718,000
Note payable to the related party principal shareholder/officer of the Company and to companies owned or controlled by him; due on demand; unsecured; with interest at prime plus 2% to 3% (10.25% to 11.25% at June 30, 2006)	133,140
Loan payable to wife of a director, with interest at 10%, due March 31, 2006	27,500
Loan payable to law firm, due on demand, non-interest bearing	59,000

Subtotal - Notes payable related parties	937,640

Loans payable to two individuals with interest accruing at 10%	159,000

Notes payable to six individuals; due on demand; unsecured; with interest at prime plus 3% (11.25% at June 30, 2006)	150,000

Subtotal - Notes payable unrelated parties	309,000

Total Notes Payable	$1,246,640

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

The weighted average interest rate on short term outstanding as of June 30, 2006 was 10.14%.

In October 2005, upon recapitalization, the Company assumed four 10% one-year convertible debentures to four individuals for $11,698, $60,705, $6,121 and $6,388 cash. These debentures had been issued in October and November 2004. The debentures are convertible into 2,123 common shares based on a conversion rate of $ 40 per share. The embedded conversion options were determined not to be derivatives at the issuance date or as of June 30, 2006 since the debt qualifies as conventional convertible debt. Based upon the conversion rate at the issuance date, there was no beneficial conversion feature recorded.

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

5. LOAN PAYABLE FOR SOFTWARE PURCHASE

In 2004 a liability was recorded relating to a software purchase. The software purchase price was $200,000 Canadian dollars (“CA$”) payable with CA$26,096 down payment and CA$10,842 payable per quarter commencing May 1, 2004 and on August 1, November 1, February 1 and May 1 in each year thereafter until the purchase price is paid in full. In accordance with APB 21, “Interest on Receivables and Payables,” the Company imputed interest at 6% or CA$21,845 on this loan payable. This resulted in an initial loan payable balance translated to US dollars of $136,538, net of discount of $16,742, an initial payment made of $20,000 (recorded as a note payable to the related party assignor of the purchase agreement) and quarterly payments of approximately $8,309 as adjusted for foreign currency transaction gains or losses.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

The loan payable balance at June 30, 2006 was as follows:

Loan payable	$103,352
Debt discount	(11,694)
Loan payable, net of discount	$91,658
Less: current portion	(69,781)
Loan payable, long term	$21,877

Amortization of debt discount recorded as interest expense was $0 and $5,048 in 2005 and 2004, respectively. This loan payable is collateralized by the software asset. Additional interest in the amount of $5,584 was accrued in the six months ended June 30, 2006. The loan is currently in default.

6. STOCKHOLDERS’ DEFICIT

Recapitalization - In October 2005, VNI OLD was acquired by Dtomi, Inc., a public shell, in a transaction accounted for as a recapitalization of the Company. All authorized, issued and outstanding share and per share data in the accompanying consolidated financial statements has been retroactively adjusted to reflect the recapitalization. (See Note 1)

Preferred Stock - The Company has authorized 25,000,000 shares of preferred stock. The Board of Directors at its discretion may determine the rights and preferences of the preferred stock. In December 2005, the Company designated 100,000 shares as Series A Convertible Preferred Stock (“Series A shares”). The Series A shares upon issuance and consideration received by the Company is convertible to common stock on a one-for-one basis at a minimum of 50 shares per conversion. The conversion rate is not adjustable except for standard anti-dilution provisions, such as stock splits, reorganization or recapitalizations. Upon liquidation the Series A stockholders would receive $0.50 per share plus any unpaid dividends. Each Series A share has voting rights equal to 5,000 common shares. On January 20, 2006, the Company accepted a subscription from its CEO to purchase 20,000 Series A shares in exchange for a $5,000 portion of a promissory note due to the CEO. Such note was previously due to a controlled affiliate of the CEO and assigned to the CEO by that affiliate. The issuance of these shares increases the CEO’s voting control of the Company to approximately 88%.

Common Stock - During the first quarter of 2006 the Company received $91,961, net of offering costs of approximately $133,000 from the sale of common stock through a Regulation S Stock Purchase Agreement. The Company issued 1,749,826 common shares and has issuable 215,500 common shares.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

During March 2006, the Company issued 1,271,186 common shares upon conversion of a convertible note (see Note 4).

During March 2006, the Company issued 85,746 common shares upon conversion of a convertible note (see Note 4).

During the second quarter of 2006 the Company received $ 73,436 from the sale of common stock through a Regulation S Stock Purchase Agreement. The Company issued 1,991,625 common shares and has issuable 634,000 common shares. During the second quarter the Company reclassified $ 16,159 from liabilities to additional paid in capital to reflect a correction on the amount of proceeds due to the Company on the Reg S shares sold in the first quarter. This is reflected above in the $91,961 proceeds in the first quarter.

During the second quarter loans payable of $ 75,000 were converted to 500,000 common shares at a valuation of $ 295,000 or $0.59 per share based on the quoted trade price on the conversion date. A loss on conversion of $220,000 was recognized.

During the second quarter 800,000 shares were issued under a consulting agreement valued at $240,000 based on the $0.30 quoted trade price on the grant date. The $240,000 is being recognized over the 6-month term with $60,000 expensed as of June 30, 2006.

During the second quarter 5,000,000 shares were issued to settle $86,000 of recorded and $300,000 of disputed liabilities. The settlement was valued at $1,500,000 based on the quoted trade price of $0.30 per share on the settlement date resulting in a loss of $1,414,000.

Shares Issuance Authorized - During February 2006, the Company authorized 1,550,000 common shares to be issued for services. The shares will be valued at the quoted market prices on the respective measurements dates and the resulting expense will be recognized over the service periods. The shares have not been issued or accounted as of the date of this report.

7. RELATED PARTY TRANSACTIONS

Notes payable to our CEO or his affiliates were $133,140 at June 30, 2006.

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

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

Certain officers and directors of the Company remain as officers and directors of the former parent, Vocalscape, Inc.

The Company has an agreement with a related party director dated August 25, 2005 for legal services with his law firm whereby the related party is periodically issued vested non-forfeitable common shares of the Company so the director shall hold 4.9% of the issued and outstanding common shares and any proceeds from the sale of such shares by the related party are credited against invoice amounts due to that related party for legal services. The agreement has no stated term. Due to the contingent nature of the proceeds and the unstated term of the legal service agreement, the fair value of any shares issued will be expensed when issued. The related party invoices are accrued to accounts payable, periodically paid in cash and the accounts payable and legal expenses are credited for any proceeds in the period the proceeds are received by the related party and reported to the Company. As of June 30, 2006 no proceeds were reported to the Company and no additional shares were issued as the director held in excess of 4.9% of the common stock of the Company. At June 30, 2006, accounts payable to this law firm were $372,939 which is included in accounts payable, related party. In addition, the Company has a loan payable to the law firm in the amount of $59,000 which is included in loans and notes payable, related parties. Expenses incurred by the Company during 2006 to this law firm were $73,464.

Loans payable to related parties were $937,640 at June 30, 2006.

Other payables to a former director related party were $900,027 at June 30, 2006.

8. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to a claim from a consultant vendor for approximately $12,200. The Company has filed a counterclaim to recover approximately $21,000 previously paid to this consultant for non-performance of services. The Company previously accrued the $12,200 in 2005, which remains accrued at June 30, 2006. Management believes it will prevail in this matter.

In July and August 2005, the Company received correspondence from a former officer and former employee regarding threatened material litigation relating to alleged compensation due to each employee. These amounts relate to periods of Dtomi, Inc. prior to the recapitalization transactions of October 2005. Although the Company disputes such amounts, these amounts aggregating $687,407 had been previously accrued by Dtomi, Inc. in a period prior to 2005 and are reflected in accrued expenses at June 30, 2006.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

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

The Company enters into sales agent and distributor agreements to sell its products. These agreements are primarily commission based. There were no commissions payable as of June 30, 2006.

In November 2005 the Company executed a Merchant Banking and Consultant Agreement whereby the consultant will provide various services to the Company. The consultant is to be compensated in 5% cash and 5% capital stock of the value of any transaction introduced by the consultant to the Company. Such fee would be payable at the closing of such transaction.

In May, 2006 the Company entered into a consulting agreement with a former officer of Dtomi wherein he is to be issued 50,000 common shares of stock for providing consulting services to the Company for two months starting on May 15, 2006. The Board of Directors has not approved this contract and has not recognized the expense or issuance of the shares as of June 30, 2006, pending Board approval of the contract.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

9. CONCENTRATIONS

Revenues - During the six months ending June 30, 2005, the company had revenue of $59,232. During the six months ending June 30, 2006 the company had revenues of $144,318. In the six months ending June 30, 2006, 100% of revenues were from five customers as follows; Customer 1: 52%, customer 2: 27%, customer 3: 17%, customer 4: 2% and customer 5: 2%.

10. ACCRUED EXPENSES

Accrued expenses at June 30, 2006 consist of the following:

Accrued compensation	$687,407
Accrued license fees	36,000
Accrued interest	228,033
Accrued expenses - other	88,457
Total	$1,039,897

11. SHARE EXCHANGE AGREEMENT

On February 26, 2006, Vocalscape and Azatel Communications Inc., a British Columbia corporation (“Azatel”), and all of the shareholders of Azatel (the “Shareholders”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which Vocalscape shall acquire all of the issued and outstanding shares of common shares of Azatel in a transaction valued at approximately $118,000.  Under the Share Exchange Agreement, Vocalscape shall issue 200,000 shares of its common stock to the Shareholders, who number three persons, in exchange for all of their respective shares of Azatel (the “Share Exchange”).   Azatel has taken the position that the Share Exchange Agreement is terminated.  Vocalscape does not believe that the Share Exchange Agreement is terminated. The Agreement is currently on hold and management is uncertain whether it will be consummated or not. Therefore, the company has fully reserved $22,601, which is the amount advanced through March 31, 2006. On June 19, 2006 the company received CAN$23,804 pursuant to a settlement agreement signed on May 23, 2006 wherein the Share Exchange Agreement was terminated. The company has recorded the amount received of $20,873 as a bad debt recovery in June 2006.

12. PAYABLE TO SHAREHOLDER

During the second quarter one of the shareholders of the Company, who is a former director who resigned during the second quarter, was assigned certain debts of the company pursuant to assignments with the Company as follows:

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)
Payable to Vocalscape, Inc.	$265,617
Former officer note payable and accrued compensation	214,410
Accounts payable to related party attorney	420,000
Total	$900,027

There was no consideration given by the Company to assign these debts. They were assigned from the vendor directly to the shareholder.

13. SUBSEQUENT EVENTS

Consulting Agreement - In July, the Company approved a consulting agreement effective July 18, 2006 with a consultant wherein the Company agreed to issue him 200,000 shares of common stock during the six month term of the agreement. The grant will be accounted for at the quoted trading price of the common stock at the grant date for shares issued to the consultant and such expense will be recgnized over the term of the agreement.On July 18, 2006 the Company accepted a subscription agreement to sell 2,000,000 shares of common stock for $0.15 per share. These shares have not been issued nor are they reflected in the attached statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

OVERVIEW

The following discussion relates to the business of Vocalscape Networks, Inc., which includes the operations of its wholly owned subsidiary Vocalscape Operating Subsidiary, Inc., which holds assets through which Vocalscape provides services in connection with its business. Vocalscape is a next generation communications provider that provides Voice over Internet Protocol (“VoIP”) solutions. The current business of Vocalscape is the result of a merger of Dtomi, Inc. with Vocalscape Networks, Inc. on October 4, 2005, a date prior to which Vocalscape Networks, Inc. was not affiliated with the Company, and the Company was named “Dtomi, Inc.” Until October 4, 2005, the Company was named “Dtomi, Inc.”, and was a Florida-based, company that was developing the Air Spring Axle system, a suspension system for small and medium sized trailers. This second fiscal quarter of 2006 is the second full quarterly report since the merger was consummated.

PRODUCTS AND SERVICES

Vocalscape provides VoIP telephony solutions and communications software for Internet Service Providers (“ISPs”), Internet Telephony Service Providers (“ITSPs”) and telecommunications companies worldwide. Vocalscape develops VoIP and interactive communications software including Softphone applications, Customer Acquisition and Billing Systems, SIP Servers, Gatekeepers and Virtual Calling Cards. Vocalscape’s strategy is to focus on VoIP software and long distance termination solutions that bring together a full range of communications solutions and services thereby providing a turn-key VoIP infrastructure for ISPs, ITSPs and Telecommunications companies. Additionally, Vocalscape is actively seeking and negotiating strategic alliances with companies.

COMPETITION

The market for VoIP telephony software and services is relatively new and is quickly evolving and subject to rapid technological change. The VoIP telephony market has also seen significant consolidation and this trend is projected to continue. The companies following companies are not meant to be an exhaustive list of competitors to Vocalscape, but represent the largest and most active participants in this market: Deltathree, VocalTec Communications Ltd. and Net2Phone.

Vocalscape’s software solutions operate on the customer’s choice of hardware. Our software solutions support our customer’s choice of business models including, pre-paid, post-paid or monthly subscriber billing systems. Vocalscape’s product offerings are designed to streamline subscriber provisioning and subscriber services online.

DEVELOPMENT

Vocalscape has a team of engineers with software and systems industry experience. These engineers and management have significant experience in telecommunications, communication and control systems development. Vocalscape will be able to bring to market its products in a timely fashion while retaining the IP, and producing a superior product with high reliability and quality. Our core team is overseeing the development of: 1) a seamless 911 Dashboard designed to integrate multiple 911 service providers and .2) an IP PBX subscriber system, enabling resellers to service business customers online with a self-managed telephone system.

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

GOING CONCERN

Our independent registered public accounting firm has added an explanatory paragraph to their audit opinion in connection with the December 31, 2005 consolidated financial statements, which states that our company has nominal revenues and has incurred net losses of $1,890,435 and net cash used in operations of $683,398 in the year ended December 31, 2005. Our current liabilities exceed our current assets by $3,867,254 and we have an accumulated deficit and stockholder’s deficit of $2,424,097 and $3,859,107 at December 31, 2005.

The Company has a net loss and cash used in operations of $2,511,490 and $574,243, respectively for the six months ended June 30, 2006 and a working capital deficit, accumulated deficit and stockholders’ deficit of $4,039,003, $ 4,935,587 and $4,025,199 at June 30, 2006. These conditions give rise to substantial doubt about Vocalscape’s ability to continue as a going concern. Vocalscape’s ability to continue developing its operations and generate revenues or its ability to obtain additional funding will determine its ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 RESULTS OF OPERATIONS

The Company recorded revenues of $43,351 and $144,318 for the three and six months ending June 30, 2006, as compared to $59,232 and $59,332 of revenue for the same periods ending June 30, 2005.

Compensation expense for the three and six months ending June 30, 2006, was $85,646 and $118,969, as compared to $0 for the same periods ending June 30, 2005. In 2005 we primarily used consultants in our operations. Compensation expense for the current 2006 periods consists of salaries paid to the Company’s officers.

Consulting fees expense for the three and six months ending June 30, 2006 was $172,760 and $284,294, an increase of 57% and 90%, respectively, over expenses of $110,075 and $149,620 for the same periods ending June 30, 2005. The consulting fees in 2006 primarily relate to amounts paid to non-officer and director persons performing services on behalf of Vocalscape.

Professional fees increased to $75,036 and $207,129 for the three and six months ending June 30, 2006, a increase of 277% and 669%, respectively, of such costs for the same periods ending June 30, 2005 at $19,899 and $26,917. These consist of primarily of legal and accounting fees in 2006 as a result of us becoming a publicly held company.

General and administrative expenses increased to $75,690 and $160,784 for the three and six months ending June 30, 2006, an increase of 3% and 35%, respectively, over expenses of $73,370 and $119,428 for the same periods ending June 30, 2005. General and administrative expenses in this second quarter of 2006 consist primarily of rent, telephone, travel and other general corporate and office expenses.

There was bad debt expense in the six months ended June 30, 2006 of $22,602 relating to an other receivable, from a Company we were going to acquire, for which an allowance was established in the first quarter of 2006. During the second quarter of 2006, $20,873 of this amount was recovered and recorded as bad debt recovery.

Interest expense was $32,715 and $225,760 for the three and six months ending June 30, 2006, an increase of 154% and 862%, respectively, over expense of $12,878 and $23,467 for the same periods ending June 30, 2005. This interest expense consists of interest on various loans, and convertible debentures which increased in 2006 plus $160,000 of beneficial conversion value expensed due to the conversion of convertible notes in the first quarter of 2006.

During the second quarter of 2006, the Company recognized a settlement expense of $1,414,000 relating to the issuance of 5,000,000 common shares issued in settlement of $86,000 of accrued expenses and $300,000 of unrecorded disputed amounts. The stock was valued at $1,500,000 based on the quoted trading price on the settlement date.

During the second quarter the Company recognized $220,000 loss on conversion of $75,000 of promissory notes in exchange for 500,000 of the Company’s common shares. The shares were valued at $.59 per shares based on the quoted trading price at the conversion agreement date.

The net loss for the three and six months ending June 30, 2006 is $2,018,221 (net loss per share of $0.24) and $2,511,490 (net loss per share of $0.46) compared to the same periods ending June 30, 2005, $153,287 (net loss per share of $0.13) and $256,501 (net loss per share of $0.23)

LIQUIDITY AND CAPITAL RESOURCES

The Company has cash and cash equivalents of $34,403, total current liabilities of $4,075,906 and total assets of $72,584 at June 30, 2006. The Company continues to incur costs, but has not secured adequate new revenue to cover the costs. The Company does not currently have an adequate source of reliable, long-term revenue to fund operations. As a result, Vocalscape is completely dependent on outside sources of capital funding to continue operations. There can be no assurances that the company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there are no assurances that the Company will be able to secure adequate sources of new capital funding, whether it is in the form of share capital, debt, or other financing sources.

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

EVENTS SUBSEQUENT TO THE QUARTER ENDED JUNE 30, 2006

On July 18, 2006 the Company accepted a subscription agreement to sell 2,000,000 shares of common stock for $0.15 per share. These shares have not been issued nor are they reflected in the attached financial statements for periods ending June 30, 2006.

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

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Form 8-K Filings

On June 26, 2006, Vocalscape filed a Form 8-K disclosing the termination of that certain Share Exchange Agreement dated February 26, 2006 by and among the Company, Azatel Communications Inc., a British Columbia corporation (“Azatel”), and all of the shareholders of Azatel.

On June 1, 2006, Vocalscape filed a Form 8-K disclosing the resignation of Ryan Gibson as a director of Vocalscape.

On April 27, 2006, Vocalscape filed an Amendment No. 1 to a Form 8-K filed on October 12, 2005, disclosing certain financial information regarding that certain Agreement and Plan of Reorganization dated August 25, 2005 by and among Dtomi, Inc., a Nevada corporation, Dtomi Acquisition Corp., a Nevada corporation, and the Company, as amended.

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

Vocalscape Networks, Inc (Name of Registrant)

Date: August 14, 2006	By:	/s/ Ron McIntyre
Ron McIntyre President

EXHIBIT INDEX

Exhibit Number	Description

3.1.1	Articles of Incorporation of the Registrant (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.2	Certificate of Amendment to Articles of Incorporation of Dtomi (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.3	Certificate of Amendment to Articles of Incorporation of Dtomi filed October 25, 2001 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on December 18, 2001).

3.1.4	Certificate of Amendment to Articles of Incorporation of the Company filed November 6, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on May 18, 2006).

3.2.1	Bylaws of Dtomi (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.