Form 10QSB
period 2006-09-30
Vocalscape Networks, Inc.
filed 2006-11-20
CIK 1083721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of September 30, 2006 there were 16,692,585 shares of the Registrant’s common stock, $0.001 par value per share, outstanding, and 20,000 shares of Series A Convertible Preferred Stock outstanding. As of November 17, 2006 there were 57,327,435 shares of the Registrant’s common stock, $0.001 par value per share, outstanding, and 35,000 shares of Series A Convertible Preferred Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):    Yes ☐ No ☒

VOCALSCAPE NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED SEPTEMBER 30, 2006

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-QSB release contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, the company’s ability to (i) adapt to rules and regulations that may be promulgated that affect how Vocalscape must conduct its Voice-over-Internet Protocol business and operations; (ii) market and distribute its Voice-over-Internet Protocol services; (iii) secure capital to continue operations; (iv) achieve and manage growth; and (v) develop or acquire new technology to effectively provide new and/or better services. Additional factors that will impact the company’s success include the company’s ability to attract and retain qualified personnel; the voting decisions of Robert Koch, who controls approximately 80% of the voting power of all security holders of Vocalscape; and other factors discussed in Vocalscape’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Vocalscape Networks, Inc. and Subsidiary
Consolidated Financial Statements
For the Nine Months ended September 30, 2006 and 2005
(Unaudited)

Vocalscape Networks, Inc. and Subsidiary

Index to Consolidated Financial Statements

Page(s)
Consolidated Balance Sheet (unaudited)	2

Consolidated Statements of Operations (unaudited)	3

Consolidated Statements of Cash Flows (unaudited)	4

Notes to Consolidated Financial Statements (unaudited)	5-15

Vocalscape Networks, Inc. and Subsidiary
Consolidated Balance Sheet
September 30, 2006
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$-
Prepaid expenses	2,500
Total current assets	2,500
Property and equipment, net	26,506
Other assets	5,804
Development costs, net	3,695
Total assets	$38,505

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Bank overdraft	$13,594
Notes payable	1,027,000
Notes payable, related parties	157,747
Loan payable due for software purchase, current portion, net of discount	69,781
Accounts payable	273,708
Accounts payable, related parties	402,680
Accrued expenses	1,067,462
Convertible debentures	84,912
Payable to shareholder	900,027
Other liablilities	14,289
Total current liabilities	4,011,200
Long term liabilities:
Loan payable due for software purchase, net of discount	21,877
Total liabilities	4,033,077
Commitments and contingencies (Note 8)

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 25,000,000 authorized
Series A, voting convertible preferred stock, 100,000
shares authorized, 20,000 shares issued and outstanding
(liquidation value $0.50 per share)	20
Common stock, $0.001 par value, 100,000,000 authorized,
14,959,474 issued and outstanding	14,959
Common stock issuable at par value (38,293,769 shares)	38,294
Deferred consulting fees	(106,667)
Additional paid-in capital	1,655,292
Accumulated deficit	(5,596,470)
Total stockholders' deficit	(3,994,572)
Total liabilities and stockholders' deficit	$38,505

Vocalscape Networks, Inc. and Subsidiary
Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Revenue	$36,229	$41,008	$180,547	$100,241
Cost of revenue	739	-	17,478	-
Gross profit	35,490	41,008	163,069	100,241

Costs and expenses:
Compensation	85,087	-	204,056	-
Consulting	411,238	151,147	695,532	185,510
Professional fees	39,892	18,872	247,021	45,790
General and administration	121,187	68,244	281,972	302,928
	657,404	238,263	1,428,581	534,228
Loss from operations	(621,914)	(197,255)	(1,265,512)	(433,987)

Other income (expense)
Bad debt recovery	-	-	20,873	-
Writeoff	-	(63,853)	(22,602)	(60,154)
Settlement expense	-	-	(1,414,000)	-
Loss on conversion	-	-	(220,000)	-
Interest expense	(36,621)	(14,909)	(262,381)	(38,377)
Other Income	-	-	6	-
Foreign currency transaction gain (loss), net	(2,348)	(328)	(8,757)	(328)
Total other income (expense)	(38,969)	(79,090)	(1,906,861)	(98,859)

Net loss	$(660,883)	$(276,345)	$(3,172,373)	$(532,846)

Net loss per share - basic and diluted	$(0.04)	$(0.24)	$(0.35)	$(0.47)

Weighted average shares outstanding
during the period	15,972,280	1,138,889	9,032,289	1,138,889

Vocalscape Networks, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005

Cash flows from operating activities:
Net loss	$(3,172,374)	$(532,846)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	7,278	2,722
Amortization of debt discount	160,000
Loss on debt conversion	353,333	-
Loss on debt settlement	1,414,000	-
Stock based compensation	236,780	-
Changes in other assets and liabilities:
Other assets	(4,950)	(3,641)
Deferred revenue	(45,000)
Accounts payable	(4,561)	52,898
Accounts payable, related party	88,915	-
Accrued expenses	75,880	20,287
Net cash used in operations	(890,699)	(460,580)

Cash flows from investing activities:
Acquisition of property and equipment	-	(29,388)
Acquisition of software for development	-	-
Net cash used in investing activities	-	(29,388)

Cash flows from financing activities:
Bank overdraft	185	-
Common stock sales	533,145	-
Repayment of notes payable	(53,243)	(18,464)
Loan proceeds	410,612	489,582
Net cash provided by financing activities	890,699	556,035
Net increase (decrease) in cash and cash equivalents	-	66,067
Cash and cash equivalents, beginning of period	-	55,274
Cash and cash equivalents, end of period	$-	$121,341

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Conversion of debt to common stock	$235,000	-
Conversion of debt to preferred stock	$5,000	-
Assignment of debt from creditors to related party shareholder	$900,027	-
Settlement of accrued liabilities with common stock	$86,000	-
Contributed loans to capital	$13,650	-
Reclassificatoin of prepaid subscription liability to equity	$45,000	-

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2006
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

Recapitalization - On October 28, 2005, Vocalscape, Inc. (“VSI”) and Dtomi, Inc. (“Dtomi”) announced that on October 4, 2005, Dtomi and its wholly owned subsidiary Vocalscape Networks, Inc. (Subsidiary) (“VNI OLD”) effected a merger pursuant to that certain Agreement and Plan of Reorganization (the “Agreement”) by and between Dtomi and VSI dated August 25, 2005. Effective October 4, 2005, the date that Articles of Merger effecting the merger were filed with the Nevada Secretary of State, VNI OLD became a wholly owned subsidiary of Dtomi. Pursuant to the amended Agreement, Dtomi issued shares of its common stock with voting rights equal to 82% (1,138,889 common shares) of the voting power of the stockholders of Dtomi, to VSI in exchange for VNI OLD merging into a wholly owned subsidiary of Dtomi. The transaction closed on October 4, 2005 and the 1,138,889 common shares are included in common stock issuable at par as of September 30, 2006. The business of VNI OLD became the primary business of Dtomi. Subsequent to the recapitalization, Dtomi changed its name to Vocalscape Networks, Inc. and the subsidiary changed its name to Vocalscape Networks Operating Subsidiary, Inc.

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
September 30, 2006
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

Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had a net loss for the nine months ended September 30, 2006 of $3,172,373, net cash used in operations in the nine months ended September 30, 2006 of $890,699, and working capital deficit of $4,008,700, accumulated deficit of $5,596,470 and stockholders’ deficit of $3,994,572 at September 30, 2006.

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

2. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2006, consists of the following:

Office equipment	$35,854
Accumulated depreciation	(9,348)
Property and equipment, net	$26,506

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited)

Depreciation expense for the nine months ending September 30, 2006 and 2005, were $5,059 and $2,722, respectively.

3. DEVELOPMENT COSTS

Capitalized software development cost consists of the following at September 30, 2006:

Cost	$8,869
Accumulated amortization	(5,174)
Software, net	$3,695

During the nine months ended September 30, 2006 the Company recognized $2,217 of amortization expense, upon general release of the software product.

4. LOANS AND NOTES PAYABLE, LOANS AND NOTES PAYABLE RELATED PARTIES, AND CONVERTIBLE DEBENTURES

Loans and notes payable to related and unrelated parties consists of the following at September 30, 2006:

Note payable to the related party principal shareholder/director of the Company and to companies owned or controlled by him; due on demand; unsecured; with interest at prime plus 2% to 3% (10.25% to 11.25% at September 30, 2006)	98,747

Loan payable to related party law firm, due on demand, non-interest bearing	59,000

Subtotal - Notes payable related parties	157,747
Note payable, due on demand; unsecured; with interest at prime plus 3% (11.25% at September 30, 2006)	718,000
Loans payable to two individuals with interest accruing at 10%	159,000
Notes payable to five individuals; due on demand; unsecured; with interest at prime plus 3% (11.25% at September 30, 2006)	150,000

Subtotal - Notes payable unrelated parties	1,027,000

Total Notes Payable	$1,184,747

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited)

The weighted average interest rate on short term outstanding as of September 30, 2006 was 10.18%.

Convertible Debentures - In October 2005, upon recapitalization, the Company assumed four 10% one-year convertible debentures to four individuals for $11,698, $60,705, $6,121 and $6,388 cash. These debentures had been issued in October and November 2004. The debentures are convertible into 2,123 common shares based on a conversion rate of $40 per share. The embedded conversion options were determined not to be derivatives at the issuance date or as of September 30, 2006 since the debt qualifies as conventional convertible debt. Based upon the conversion rate at the issuance date, there was no beneficial conversion feature recorded.

Convertible Promissory Notes and Conversion - In March 2006, the Company issued a convertible promissory note for $150,000 with interest payable at maturity at 10.5% per annum. The note matures and is due March 3, 2008. The note principal is convertible to common stock at a fixed price of $.118 per share which equates to 1,271,186 common shares. Management has determined that this note qualifies as conventional convertible debt pursuant to SFAS 133 and EITF 00-19 and accordingly the embedded conversion option is not a derivative. The convertible promissory note was converted into common stock in March 2006. The Company computed a beneficial conversion value of $150,000 based on the quoted stock price on the grant date of $.60 per share. The $150,000 was recorded as a debt discount and credited to additional paid-in capital. The debt discount was amortized to interest expense in March 2006 when the note was converted. The note is guaranteed by, Azatel Communications Inc. (the “Acquiree ”) (see note 11) with the note holder holding a first security interest in substantially all assets of the Acquiree and the Company has guaranteed the conversion.

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
September 30, 2006
(Unaudited)

The loan payable balance at September 30, 2006 was as follows:

Loan payable	$103,352
Debt discount	(11,694)
Loan payable, net of discount	$91,658
Less: current portion	(69,781)
Loan payable, long term	$21,877

Amortization of debt discount recorded as interest expense was $0 and $5,048 in 2005 and 2004, respectively. This loan payable is collateralized by the software asset. Additional interest in the amount of $8,716 was accrued in the nine months ended September 30, 2006. The loan is currently in default.

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
September 30, 2006
(Unaudited)

During March 2006, the Company issued 1,271,186 common shares upon conversion of a convertible note (see Note 4).

During March 2006, the Company issued 85,746 common shares upon conversion of a convertible note (see Note 4).

During the second quarter of 2006 the Company received $ 73,436 from the sale of common stock through a Regulation S Stock Purchase Agreement. The Company issued 1,991,625 common shares and had issuable 634,000 common shares. During the second quarter the Company reclassified $16,159 from liabilities to additional paid in capital to reflect a correction on the amount of proceeds due to the Company on the Reg S shares sold in the first quarter. This is reflected above in the $91,961 proceeds in the first quarter. The 634,000 shares were issued in the third quarter.

During the second quarter loans payable of $75,000 were converted to 500,000 common shares at a valuation of $ 295,000 or $0.59 per share based on the quoted trade price on the conversion date. A loss on conversion of $220,000 was recognized.

During the second quarter 800,000 shares were issued under a consulting agreement valued at $240,000 based on the $0.30 quoted trade price on the grant date. The $240,000 is being recognized over the 6-month term with $60,000 expensed as of June 30, 2006. During the third quarter $120,000 was expensed.

During the second quarter 5,000,000 shares were issued to settle $86,000 of recorded and $300,000 of disputed liabilities. The settlement was valued at $1,500,000 based on the quoted trade price of $0.30 per share on the settlement date resulting in a loss of $1,414,000.

During the third quarter 200,000 shares were issued pursuant to a consulting agreement that runs from July 15, 2006 through January 15, 2007. These shares were valued at $0.40 per share based on the quoted trading price on the agreement date and $33,333 was recorded as expense in the quarter and $46,667 was recorded as Deferred Consulting Fees.

During the third quarter 522,600 shares were issued for under the related party legal services agreement (see Note 7). These shares were valued at $0.30 per share. The total amount of $156,780 was recorded as an expense.

During the third quarter the Company received $85,247 (net of a direct loan payment to one of the Company’s related party lenders of $27,500-see Note 7) from the sale of stock through a Regulation S Stock Purchase Agreement. The Company issued 1,743,742 common shares.

During the third quarter the Company received $210,000, which represented the balance due on a subscription agreement for 2,000,000 shares at $0.15 per share. The amount received was net of $45,000 in offering fees. A $45,000 down payment in May 2006 was paid directly to a service provider of the Company and had been recorded as other liabilities due to the investor as of June 30, 2006. As of September 30, 2006 this $45,000 other liabilities was reclassified to equity resulting in an equity amount of $255,000, net of the other $45,000 in offering fees. The 2,000,000 shares are shown in the accompanying consolidated financial statements as issuable.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited)

Shares Issuance Authorized - During February 2006, the Company authorized 1,550,000 common shares to be issued for services. The shares will be valued at the quoted market prices on the respective measurements dates and the resulting expense will be recognized over the service periods. The shares have not been issued or accounted as of the date of this report.

7. RELATED PARTY TRANSACTIONS

Notes payable to our former CEO and current director or his affiliates were $98,747 at September 30, 2006.

During January 2006, the Company received a loan of $27,500 from the wife of a director, which bears interest at 10% and is due March 31, 2006. The proceeds from the loans were $25,000 with $2,500 of the related party loan being a loan fee. The $27,500 loan was repaid when the proceeds were received by the Company in September, 2006 from the sale of the Regulation S stock. The $27,500 was deducted before the funds were sent to the Company. (see Note 6)

For purposes of these consolidated financial statements, during 2005, the Company has recorded allocated expenses, which were paid by the former parent using the specific identification method. Management believes the allocation is reasonable.

Certain officers and directors of the Company remain as officers and directors of the former parent, Vocalscape, Inc.

The Company has an agreement with a related party director dated August 25, 2005 for legal services with his law firm whereby the related party is periodically issued vested non-forfeitable common shares of the Company so the director shall hold 4.9% of the issued and outstanding common shares and any proceeds from the sale of such shares by the related party are credited against invoice amounts due to that related party for legal services. The agreement has no stated term. Due to the contingent nature of the proceeds and the unstated term of the legal service agreement, the fair value of any shares issued will be expensed when issued. The related party invoices are accrued to accounts payable, periodically paid in cash and the accounts payable and legal expenses are credited for any proceeds in the period the proceeds are received by the related party and reported to the Company. As of September 30, 2006 no proceeds were reported to the Company and 522,600 additional shares were granted under the agreement.(see Note 6). At September 30, 2006, accounts payable to this law firm were $402,680 which is included in accounts payable, related party. In addition, the Company has a loan payable to the law firm in the amount of $59,000 which is included in loans and notes payable, related parties. Expenses incurred by the Company during 2006 to this law firm were $103,204.

Loans payable to related parties were $157,747 at September 30, 2006.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited)

Other payables to a former director related party were $900,027 at September 30, 2006.

8. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to a claim from a consultant vendor for approximately $12,200. The Company has filed a counterclaim to recover approximately $21,000 previously paid to this consultant for non-performance of services. The Company previously accrued the $12,200 in 2005, which remains accrued at September 30, 2006. Management believes it will prevail in this matter.

In July and August 2005, the Company received correspondence from a former officer and former employee regarding threatened material litigation relating to alleged compensation due to each employee. These amounts relate to periods of Dtomi, Inc. prior to the recapitalization transactions of October 2005. Although the Company disputes such amounts, these amounts aggregating $687,407 had been previously accrued by Dtomi, Inc. in a period prior to 2005 and are reflected in accrued expenses at September 30, 2006.

The Company has received claims from a prior director of Dtomi, Inc. relating to periods prior to the October recapitalization transaction with the Company. The cash amounts the director claims he is due total approximately $520,000 and the total shares he claims he is due are estimated by the Company to be approximately 6,300. These amounts appear to relate to prior license or other alleged agreements between the director and the Company. The Company has accrued $86,000 in prior license fees due and has accounted for, in a prior period of Dtomi, Inc. approximately 15,278 common shares issued by the transfer agent in the director’s name. The director claims he never received 2,778 of the 15,278 shares or other anti-dilution shares. Management of the Company disputes the remaining cash amounts and believes no anti-dilution shares are due (which would account for the remaining 3,522 shares) since the license agreement was terminated in early 2005 by the licensor. Management believes it will prevail in this matter. Accordingly, no accruals have been made for the disputed amounts. The termination of the Patent License Agreement terminated these and other obligations during 2005. See note 13 for a discussion of the settlement agreement.

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
September 30, 2006
(Unaudited)

The Company is a party to a second office lease agreement, with a two-year term, covering 1,435 square feet, which commenced March 1, 2005, for the office in White Plains, New York. The agreement calls for monthly rental of $2,350.

The Company enters into sales agent and distributor agreements to sell its products. These agreements are primarily commission based. There were no commissions payable as of September 30, 2006.

In November 2005 the Company executed a Merchant Banking and Consultant Agreement whereby the consultant will provide various services to the Company. The consultant is to be compensated in 5% cash and 5% capital stock of the value of any transaction introduced by the consultant to the Company. Such fee would be payable at the closing of such transaction.

In May, 2006 the Company entered into a consulting agreement with a former officer of Dtomi wherein he is to be issued 50,000 common shares of stock for providing consulting services to the Company for two months starting on May 15, 2006. The Board of Directors has not approved this contract and has not recognized the expense or issuance of the shares as of September 30, 2006, pending Board approval of the contract.

9. CONCENTRATIONS

Revenues - During the nine months ending September 30, 2005, the company had revenue of $100,241. During the nine months ending September 30, 2006 the company had revenues of $180,547. In the nine months ending September 30, 2006 100% of revenues were from five customers as follows; Customer 1: 41%, customer 2: 23%, customer 3: 20%, customer 4: 14% and customer 5: 2%.

10. ACCRUED EXPENSES

Accrued expenses at September 30, 2006 consist of the following:
Accrued compensation	$687,407
Accrued license fees	36,000
Accrued interest	264,654
Accrued expenses - other	79,401

Total	$1,067,462

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited)

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

There was no consideration given by the Company to assign these debts. They were assigned from the vendors directly to the shareholder in a private transaction between those parties.

13. SUBSEQUENT EVENTS

Authorized Capital - On October 6, 2006 the Board of Directors approved increasing the authorized common stock of the Company from 100,000,000 shares to 500,000,000 shares. The amendment has not been filed with the Nevada Secretary of State yet.

Stock Options - On October 6, 2006 the Board of Directors approved lowering of the option price for grants to be made under the Company’s 2006 Stock Option Plan from 80% of fair market value to 50% of fair market value. The Board also approved the issuance of 3,700,000 immediately vested common stock options to three employees of the Company. The option exercise price of the stock was $0.055 per share and the market value was $0.11 per share. The fair value of the stock options computed using a Black-Scholes option pricing method will be recognized as an expense in the fourth quarter of 2006.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited)

Common Stock - On October 6, 2006 (the grant date) the Board of Directors approved the issuance of 35,150,000 shares of common stock to be issued to the employees for compensation and bonuses for prior service with the Company. These shares were valued at $0.11 per share based on the quoted trading price of the common stock on the grant date. The total value of the issuance of $3,866,500 was recorded on the grant date as an expense .

On October 26, 2006 the Board of Directors approved the issuance of 100,000,000 Class B Common Shares. The shares will carry no voting rights and have a par value of $0.001 per share. The Class B Common Stock would only be sold to foreign investors.

Employment Agreement - On September 22, 2006 the Company accepted an employment agreement with Robert Koch to be employed as Head of Business Development. The initial term is for five years with automatic renewals. The agreement provides for a base salary, stock options, discretionary bonuses, non-dilution provisions, stock grants, and severance benefits.

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

OVERVIEW

The following discussion relates to the business of Vocalscape Networks, Inc., which includes the operations of its wholly owned subsidiary Vocalscape Operating Subsidiary, Inc., which holds assets through which Vocalscape provides services in connection with its business. Vocalscape is a next generation communications provider that provides Voice over Internet Protocol (“VoIP”) solutions. The current business of Vocalscape is the result of a merger of Dtomi, Inc. with Vocalscape Networks, Inc. on October 4, 2005, a date prior to which Vocalscape Networks, Inc. was not affiliated with the Company, and the Company was named “Dtomi, Inc.” Until October 4, 2005, the Company was named “Dtomi, Inc.”, and was a Florida-based, company that was developing the Air Spring Axle system, a suspension system for small and medium sized trailers. This third fiscal quarter of 2006 is the third full quarterly report since the merger was consummated.

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

DEVELOPMENT

Vocalscape has a team of engineers with software and systems industry experience. These engineers and management have significant experience in telecommunications, communication and control systems development. Vocalscape will be able to bring to market its products in a timely fashion while retaining the IP, and producing a superior product with high reliability and quality. Our core team is overseeing the development of: 1) a seamless 911 Dashboard designed to integrate multiple 911 service providers and 2) an IP PBX subscriber system, enabling resellers to service business customers online with a self-managed telephone system.

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

GOING CONCERN

Our independent registered public accounting firm has added an explanatory paragraph in connection with the December 31, 2005 consolidated financial statements, which states that our company has nominal revenues and has incurred net losses of $1,890,435 and net cash used in operations of $683,398 in the year ended December 31, 2005. Our current liabilities exceed our current assets by $3,867,254 and we have an accumulated deficit and stockholder’s deficit of $2,424,097 and $3,859,107 at December 31, 2005. For the nine months ended September 30, 2006 we have a net loss and cash used in operations of $3,172,373 and $890,699, respectively and have a working capital deficit, stockholders deficit and accumulated deficit of $4,008,700, $3,994,572 and 5,596,470, respectively at September 30, 2006.These conditions give rise to substantial doubt about Vocalscape’s ability to continue as a going concern. Vocalscape’s ability to continue developing its operations and generate revenues or its ability to obtain additional funding will determine its ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

The Company recorded revenues of $36,229 for the quarter ending September 30, 2006, as compared to $41,008 of revenues for the quarter ending September 30, 2005.

General and administrative expenses increased to $121,187 for the quarter ending September 30, 2006, an increase of 82% over expenses of $68,244 for the quarter ending September 30, 2005. General and administrative expenses in this first quarter of 2006 consist primarily of rent, telephone, travel and other general corporate and office expenses.

Interest expense was $36,621 for the quarter ending September 30, 2006, an increase of 142% over expense of $14,909 for the quarter ending September 30, 2005. This interest expense consists of interest on various loans, and convertible debentures.

Compensation expense for the quarter ending September 30, 2006, was $85,087, as compared to none for the quarter ending September 30, 2005. Compensation expense for the current quarter consists of salaries paid to the Company’s officers. In prior year, all persons were paid as consultants.

Professional fees increased to $39,892 for the quarter ending September 30, 2006, an increase of 111% of such costs for the quarter ending September 30, 2005 at $18,872. These consist of primarily of legal and accounting fees in 2006 as a result of the Company being a reporting issuer under the Securities Exchange Act of 1934, as amended.

Consulting fees expense for the quarter ending September 30, 2006 was $411,238, an increase of 172% over expenses of $151,147 for the quarter ending September 30, 2005. The consulting fees in this second quarter of 2006 primarily relate to amounts paid to non-officer and director persons performing services on behalf of Vocalscape.

The net loss for the quarter ending September 30, 2006 is $660,883 (net loss per share of $0.04) compared to a net loss for quarter ending September 30, 2005 of $276,345 (net loss per share of $0.24).

LIQUIDITY AND CAPITAL RESOURCES

The Company has cash and cash equivalents of $2,500, total current liabilities of $4,011,200 and total assets of $38,505 at September 30, 2006. The Company continues to incur costs, but has not secured adequate new revenue to cover the costs. The Company does not currently have an adequate source of reliable, long-term revenue to fund operations. As a result, Vocalscape is completely dependent on outside sources of capital funding to continue operations. There can be no assurances that the company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there are no assurances that the Company will be able to secure adequate sources of new capital funding, whether it is in the form of share capital, debt, or other financing sources.

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

We have limited funds with which to pursue the acquisition of new business opportunities, as we have generated losses since our inception. In our pursuit of acquiring new business opportunities, we anticipate needing additional funds to cover legal and accounting expenses, due diligence expenses and other costs. Subject to the availability of adequate financing, Vocalscape will continue to focus on providing services to our existing customers, marketing and selling our products to new customers and the continuous development of our products and services

EVENTS SUBSEQUENT TO THE QUARTER ENDED SEPTEMBER 30, 2006

On October 6, 2006, the Board of Directors authorized the issuance of 35,150,000 shares of common stock to be issued to the employees for compensation and bonuses for prior service with the Company. These shares were valued at $0.11 per share based on the quoted trading price of the common stock on the grant date. The total value of the issuance of $3,866,500 was recorded on the grant date as an expense.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with an Employment Agreement by and between Vocalscape and Robert W. Koch, Chairman of the Board of Directors of the Company, on October 26, 2006, the Company offered and sold to Mr. Koch 15,000 shares of Series A Convertible Preferred Stock of the Company. Mr. Koch holds 35,000 shares of Series A Convertible Preferred Stock as of November 17, 2006, of which the voting power is equal to 175,000,000 shares of Company common stock. Mr. Koch has control of approximately 80% of the voting power of the Company.

Vocalscapes’s Articles of Incorporation, as amended, authorizes the issuance of up to 100,000 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is (i) convertible, at the option of the holder, on a 1-for-1 basis, into shares of common stock (subject to stock dividends, stock splits and the like), (ii) automatically converts into common stock immediately prior to a merger, sale of assets, share exchange, or other reorganization, (iii) receives a liquidation preference of $0.50 per share, and (iv) has voting rights equal to 5,000 shares of common stock (subject to stock dividends, stock split and the like). The rights of holders of common stock could be materially limited upon the issuance of shares of Series A Convertible Preferred Stock because the designated 100,000 shares of Series A Convertible Preferred Stock have aggregate voting power equal to 500,000,000 shares of common stock of Vocalscape. Vocalscape is authorized in its Articles of Incorporation, as amended, to issue 100,000,000 shares of common stock. The effect of the creation of the Series A Convertible Preferred Stock is that the future holders of Series A Convertible Preferred Stock could have voting power greater than the aggregate voting power of the holders of shares of common stock of Vocalscape, thereby effecting a change in control of Vocalscape to the holders of shares of Series A Convertible Preferred Stock.

Mr. Koch currently owns or has voting power over approximately 17.44% of the issued and outstanding shares of common stock of the Company or voting rights to 10,002,804 shares of the 57,123,435 shares of common stock issued and outstanding at November 17, 2006 and voting power of all issued shares of Series A Convertible Preferred Stock of the Company. Mr. Koch holds 35,000 shares of Series A Convertible Preferred Stock, which, in conjunction with his beneficial ownership interest in his shares of common stock, gives Mr. Koch control over approximately 80% of the voting power of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.
ITEM 5. OTHER INFORMATION.

On September 22, 2006 Vocalscape entered into an Employment Agreement (the “Employment Agreement”) with Robert Koch, Vocalscape’s current Chairman of the Board of Directors and former Chief Executive Officer, to be employed as Head of Business Development. The agreement provides for, among other things, a base salary of $360,000 per year, a 5% pay increase per year, a provision which requires that Mr. Koch hold a majority of the voting control of the Company, a stock grant of 15,000 shares of Series A Convertible Preferred Stock (further described in Item 2 Unregistered Sales of Equity Securities and Use of Proceeds of Part II of this Quarterly Report on From 10-QSB), discretionary bonuses, the option to convert unpaid salary into shares of common stock of the Company, the ability to participate in the Company’s 2006 Stock Option Plan, an indemnification agreement, and severance benefits.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Form 8-K Filings

On September 29, 2006, Vocalscape filed a Form 8-K disclosing the resignation of Robert W. Koch as a Chief Executive Offices of Vocalscape and the assumption of Ron McIntyre, President of Vocalscape, of the duties as the principal executive officer of Vocalscape.

(b) Exhibits

Exhibit Number	Description

3.1.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.2	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.3	Certificate of Amendment to Articles of Incorporation of the Company filed October 25, 2001 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on December 18, 2001).

3.1.4	Certificate of Amendment to Articles of Incorporation of the Company filed November 6, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on May 18, 2006).

3.2.1	Bylaws (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

10.1	Employment Agreement dated September 22, 2006, by and between the Company and Robert Koch.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dtomi, Inc.
(Name of Registrant)

Date: November 20, 2006	By:	/s/ Ron McIntyre
Ron McIntyre
President

EXHIBIT INDEX

Exhibit Number	Description

3.1.1	Articles of Incorporation of the Registrant (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.2	Certificate of Amendment to Articles of Incorporation of Dtomi (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.3	Certificate of Amendment to Articles of Incorporation of Dtomi filed October 25, 2001 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on December 18, 2001).

3.1.4	Certificate of Amendment to Articles of Incorporation of the Company filed November 6, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on May 18, 2006).

3.2.1	Bylaws (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

10.1	Employment Agreement dated September 22, 2006, by and between the Company and Robert Koch.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.