Form 10KSB
period 2006-12-31
Vocalscape Networks, Inc.
filed 2007-04-17
CIK 1083721

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2006

or
☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

000-27277
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

COMMON STOCK, $.001 PAR VALUE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year were: $208,617.

As of April 13, 2007, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was recently sold was: $1,109,566.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act: Yes[ ] No [X]

As of April 13, 2007, there were 70,945,504 shares of the issuer’s common stock outstanding, 35,000 shares of Series A Convertible Preferred Stock outstanding, and no shares of Class A Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB release contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, the company’s ability to (i) adapt to rules and regulations that may be promulgated that affect how Vocalscape must conduct its Voice-over-Internet Protocol business and operations; (ii) market and distribute its Voice-over-Internet Protocol services; (iii) secure capital to continue operations; (iv) achieve and manage growth; and (v) develop or acquire new technology to effectively provide new and/or better services. Additional factors that will impact the company’s success include the company’s ability to attract and retain qualified personnel; the voting decisions of Robert Koch, who controls approximately 76% of the voting power of all security holders of the Vocalscape; and other factors discussed in Vocalscape’s filings with the Securities and Exchange Commission.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Background

Prior to its merger, effective October 4, 2005, with Dtomi, Inc., a Nevada corporation (“Dtomi”), the assets of Vocalscape were operated in a Delaware corporation named “Vocalscape, Inc.”, and the shares of common stock of Vocalscape, Inc. were quoted on the Pink Sheets in 2004 and part of 2005 (while it operated what is now the current business of Vocalscape). Prior to the merger with Dtomi on October 4, 2005, Vocalscape, Inc. sold and assigned substantially all of its assets to a wholly-owned subsidiary named “Vocalscape Networks, Inc.”, which merged with a wholly-owned subsidiary of Dtomi, named “Dtomi Acquisition Corp.”, which was a Nevada corporation. Vocalscape Networks, Inc. was the surviving corporation in the merger with Dtomi Acquisition Corp, and changed its name to “Vocalscape Operating Subsidiary, Inc.” Shortly thereafter, “Dtomi, Inc. changed its name to “Vocalscape Networks, Inc.”, and Vocalscape Operating Subsidiary, Inc. is a wholly owned subsidiary of Vocalscape Networks, Inc.

Summary of Business

Vocalscape is a next generation communications provider that provides Voice over Internet Protocol (“VoIP”) solutions. What used to be housed in multiple refrigerator sized boxes costing over $1,000,000 (with additional funds needed for telephony features) is now available on a group of five computers not much larger that a standard desktop PC’s available from Dell. It is a ‘paradigm shift.’ We provide the end-to-end solution comprised of hardware and software that allow companies to offer residential telephony services without the need for investments totaling millions of dollars. The experience is the same - you just pick up the phone and make a call - long distance or local.

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

Vocalscape’s VoIP Calling Card solution allows businesses to run a calling card business. Customers can purchase either one time calling cards from retail locations or virtual calling cards online. One time cards contain a fixed value and are not refillable. The virtual calling card can be refilled online using a credit card to pay. The system allows resellers to generate cards, manage user accounts, offer multiple packages and generate reports. The solution also enables a business to set up a variety of rules regarding service fees.

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

Production Support and Monitoring

Vocalscape provides to its customer ongoing production support and monitoring services. These services are comprised of second tier technical support and 7x24 system monitoring through our state of the art SNMP monitoring system which pages and e-mails our support staff if any system deficiencies are noted.
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

Vocalscape has a significant amount of trade secrets and proprietary technology within their overall portfolio of applications and hardware devices that span over two years of development .

Our belief is that VoIP is no different than traditional high-cost telephone service .   W hen a client picks up the phone , they want it to work exactly like the traditional phone. Our extensive knowledge and systems enable us to provide this experience.

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

Residential/SOHO VoIP System

Net2Phone

Net2Phone provides VoIP PacketCable, SIP and wireless solutions around the world. As leaders in service providers with turnkey hosted VoIP telephony services, Net2Phone has routed billions of retail VoIP minutes globally, servicing more than 100,000 users in the US as well as hundreds of thousands of more overseas. Net2Phone’s hosted SIP platform provides partners with residential broadband telephony, calling cards, prefix dialing and enterprise services in over 100 countries. Net2Phone’s PacketCable platform provides cable operators with the ability to deliver a primary line replacement service with guaranteed features such as 911.

Deltathree

Deltathree is a provider of Internet telephony solutions to consumers, resellers and service providers worldwide. Deltathree offers a wide range of VoIP services including broadband phone, PC to phone, virtual calling cards and more.

Deltathree sells outsourced platforms similar to that of Vocalscape for cable companies and a hosted solution for resellers.

VocalTec Communications Ltd.

VocalTec is a telecom equipment provider offering next generation network (“NGN”) VoIP carrier class call control and hosted telephony platforms. Their customer base includes Deutsche Telekom, Intelcom San Marino (a subsidiary of Telecom Italia Sparkle), RomTelecom and Hanoi Telecom. The company’s flagship Essentra® Softswitch Platform offers carriers a rich set of residential and enterprise telephony services, supporting both legacy and advanced IP based multimedia devices. VocalTec’s products provide carriers with call control, interface to legacy telephone systems as well as peering with other NGNs. VocalTec continues to offer innovative and advanced telecommunication solutions for carriers and service providers who migrate to NGN.

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

Our principal corporate and executive offices are located at 170 E. Post Road, Suite 206, White Plains, New York 10601. Our telephone number is (914) 448-7600. We maintain a website at www.vocalscape.com. Information contained on our website is not part of this prospectus.

ITEM 2. PROPERTY

Our principal corporate and executive offices, are located at 170 E. Post Road, Suite 206, White Plains, New York 10601, and our primary operations offices, which are located at 305 - 1847 West Broadway, Vancouver, British Columbia, Canada. We lease our offices located in White Plains, New York, and such offices are subject to a month-to-month lease and pay $2,500 per month for rent. We also lease our offices located in Vancouver, British Columbia, and such offices are subject to a five-year term lease, which expires June 30, 2010. We pay $4,380 Canadian (approximately $3,854 U.S. Dollars) per month for rent with escalation clauses. We do not currently maintain any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future. We have no affiliation with the owner of the property where we lease our corporate and executive offices. We believe that the existing facility will adequately meet its needs for now and the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

On December 11, 2006, a total of 2 stockholders holding an aggregate of 12,819,059 shares of common stock, and one holder of all 35,000 shares of Series A Convertible Preferred Stock, representing that number of votes equal to 175,000,000 shares of common stock, consented to action in lieu of a special meeting of the stockholders to amend Vocalscape’s Articles of Incorporation to increase the number of shares of authorized common stock from 100,000,000 to 400,000,000 and to create a new class of securities entitled “Class A Common Stock” and authorize for issuance 100,000,000 shares of Class A Common Stock. The amendment to the Articles of Incorporation became effective on January 23, 2007.

Each share of Class A Common Stock shall has the same rights, terms and preferences as each share of common stock, except that each share of Class A Common Stock shall has no voting rights at any special or annual meeting of the stockholders of the Corporation and no right to act by written consent in lieu of any special or annual meeting of the stockholders of the Corporation.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, COMPANY PURCHASES OF EQUITY AND SECURITIES

Market Information

The Company’s common stock is traded in the Over-the-Counter market and is quoted on the Electronic Bulletin Board (“OTC Bulletin Board”) under the symbol “VOSC.” The following table represents the range of the high and the low closing bid prices, as quoted on the OTC Bulletin Board, for each fiscal quarter for the last two fiscal years ended December 31, 2006 and 2005. These quotations represent prices between dealers, and may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. On October 4, 2005, the Company effected the acquisition of Vocalscape Networks, Inc. by way of merger. Prior to that date, the Company had been known as “Dtomi, Inc.”

Fiscal Quarter Ended	Low	High
December 31, 2006	$0.56	$0.09
September 30, 2006	$0.06	$0.35
June 30, 2006	$0.25	$0.30
March 31, 2006	$0.27	$0.60
December 31, 2005	$0.001 *	$0.70 *
September 30, 2005	$0.001	$0.017
June 30, 2005	$0.005	$0.048
March 31, 2005	$0.04	$0.215

* Reflects an adjusted price pursuant to a 1:400 reverse stock split on October 12, 2005.

On April 13, 2007, the Company estimates that there were approximately 563 record holders of the Company’s common stock.

On April 13, 2007, the closing bid of Vocalscape’s common stock on the OTC Bulletin Board was $0.032 per share.

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

Recent Sales of Unregistered Securities

All unregistered sales of the Company’s equity securities during fiscal 2006 were previously reported in the Company’s prior annual, quarterly and current reports filed with the SEC. Therefore, those disclosures are not duplicated in this report.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-KSB. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Disclosure Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-KSB.

OVERVIEW

Vocalscape is a next generation communications provider that provides Voice over Internet Protocol (“VoIP”) solutions. The current business of Vocalscape is the result of a merger of Dtomi, Inc. with Vocalscape Networks, Inc. on October 4, 2005, a date prior to which Vocalscape Networks, Inc. was not affiliated with the Company, and the Company was named “Dtomi, Inc.” Until October 4, 2005, the Company was named “Dtomi, Inc”, and was a Florida-based, company that was developing the Air Spring Axle system, a suspension system for small and medium sized trailers (under 26,000lb GVWR) that allows the rear of the trailer to be lowered to ground level.

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

GOING CONCERN

Our independent registered public accounting firm have added an explanatory paragraph in connection with the December 31, 2006 consolidated financial statements, which states that our company has nominal revenues and has incurred net losses of $7,684,413 and net cash used in operations of $1,113,010 in the year ended December 31, 2006. Our current liabilities exceed our current assets by $4,043,416, and we have an accumulated deficit and stockholder’s deficit of $10,108,510 and $4,028,952, respectively, at December 31, 2006. These conditions give rise to substantial doubt about Vocalscape’s ability to continue as a going concern. Vocalscape’s ability to fully commence its operation and generate revenues or its ability to obtain additional funding will determine its ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result form the outcome of this uncertainty.

RESULTS OF OPERATIONS

The Consolidated Statement of Operations for 2006 and 2005 include the accounts for Vocalscape Networks, Inc. (formerly known as “Dtomi, Inc.”) and Vocalscape Networks Operating Subsidiary, Inc. Accordingly, the historical financial statements and financial information presented in this annual report prior to the merger date are those of Vocalscape Networks, Operating Subsidiary, Inc. (the private Nevada Company) and the historical Statement of Operations of Vocalscape Networks Inc., includes the operations of Dtomi, Inc. from the merger date,

The company had $208,617 of recorded revenues for the year ending December 31, 2006, compared to $122,303 of revenues for the year ending December 31, 2005.

Compensation expense for the year ending December 31, 2006 increased to $2,727,926 compared to $730,650 for the year ending December 31, 2005, however the Compensation expense for 2006 involves stock-based compensation, as discussed below.

Consulting expenses for the year ending December 31, 2006 increased to $2,718,638 compared to $428,627 for the year ending December 31, 2005. Consulting expenses were primarily comprised of fees paid to software development contractors and stock based fees, as discussed below.

Stock-based fees included in compensation and consulting aggregated $4,466,363 in 2006.

Professional fees for the year ending December 31, 2006 decreased to $131,992 compared to $201,330 for the year ending December 31, 2005. Professional fees incurred were legal fees of $(60,049), which is a credit due to credits issued by the vendor, and accounting and audit fees of $192,042.

Research and development cost for the year ending December 31, 2006 decreased to $0 compared to $170,234 for the year ending December 31, 2005. Research and development costs were primarily programming and software development fees, and fees related to website development and graphic design services.

Bad debt on advances is comprised of advances made on behalf of Vocalscape Networks Operating Subsidiary, Inc.’s former Parent and for the year ending December 31, 2006 such expenses decreased to $0 compared to $60,154 for the year ending December 31, 2005.

General and Administrative expense is primarily comprised of rent, travel, entertainment and selling expenses and for the year ending December 31, 2006 such expenses decreased to $343,941 compared to $352,742 for the year ending December 31, 2005.

The net loss for the year ending December 31, 2006 is $7,684,413 (net loss per share of $0.35) compared to the year ending December 31, 2005, $1,890,435 (net loss per share of $1.58).

LIQUIDITY AND CAPITAL RESOURCES

The company does not currently have an adequate source of reliable, long-term revenue to fund operations. As a result, Vocalscape is reliant on outside sources of capital funding. There can be no assurance that the company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there are no assurance that the company will be able to secure adequate sources of new capital funding, whether it is in the form of share capital, debt, or other financing sources.

Vocalscape has cash and cash equivalents of $14,697, total current liabilities of $4,058,113 and total assets of $42,473 at December 31, 2006. The Company continues to incur costs, but has not secured adequate new revenue to cover the costs.

TRANSACTIONS WITH RELATED PARTIES

On September 22, 2006 Vocalscape entered into an Employment Agreement (the “Employment Agreement”) with Robert Koch, Vocalscape’s current Chairman of the Board of Directors and former Chief Executive Officer, to be employed as Head of Business Development. The agreement provides for, among other things, a base salary of $360,000 per year, a 5% pay increase per year, a provision which requires that Mr. Koch hold a majority of the voting control of the Company, a stock grant of 15,000 shares of Series A Convertible Preferred Stock (which have been issued to Mr. Koch), discretionary bonuses, the option to convert unpaid salary into shares of common stock of the Company, the ability to participate in the Company’s 2006 Stock Option Plan, an indemnification agreement, and severance benefits.

A director of the Company controls a law firm that provides services to the Company. Vocalscape has an engagement agreement with the law firm, The Otto Law Group, PLLC (“OLG”), David Otto, a director of Vocalscape, holds all equity securities of OLG. Vocalscape believes that arrangement with OLG to be fair. At December 31, 2006 accounts payable to this law firm were $207,427 and presented as accounts payable, related party. In addition a loan payable to the law firm was $59,000 and included in loans and notes payable, related parties. Expenses incurred by the Company during 2005 to this law firm were $85,932, while we had a net credit of $98,261 in 2006 due to expenses of $109,166 offset by the above credit of $207,427.

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

SUBSEQUENT EVENTS TO THE YEAR ENDING DECEMBER 31, 2006

Creation of Class A Common Stock

On December 11, 2006, a total of 2 stockholders holding an aggregate of 12,819,059 shares of common stock, and one holder of all 35,000 shares of Series A Convertible Preferred Stock, representing that number of votes equal to 175,000,000 shares of common stock, consented to action in lieu of a special meeting of the stockholders to amend Vocalscape’s Articles of Incorporation to increase the number of shares of authorized common stock from 100,000,000 to 400,000,000 and to create a new class of securities entitled “Class A Common Stock” and authorize for issuance 100,000,000 shares of Class A Common Stock. The amendment to the Articles of Incorporation became effective on January 23, 2007.

Each share of Class A Common Stock shall has the same rights, terms and preferences as each share of common stock, except that each share of Class A Common Stock shall has no voting rights at any special or annual meeting of the stockholders of the Corporation and no right to act by written consent in lieu of any special or annual meeting of the stockholders of the Corporation.

During January 2007, the Company issued two notes payable for the total amount of $80,000. In February 2007, the Company issued two convertible notes for the total amount of $220,000. The two convertible notes are convertible into 6,000,000 shares of common stock of the Company at a fixed conversion rate. Each of the notes bear interest at prime plus three percent.

In January 2007, the Company granted 225,000 common shares to a law firm for services provided in exchange for payable of $9,000. The shares are valued at $0.06 per share or $13,500 based on the quoted trading price on the grant date resulting in a loss in issuance of $4,500.

In April 2007, the Company issued 5,263,510 common shares in exchange for $52,620 net proceeds under the Regulation S offering. In April 2007, the Company issued 3,795,000 common shares in exchange for $18,881 net proceeds under the Regulation S offering.

In March 2007, the Company granted 1,000,000 options to a vendor at an exercise price of $0.02, expiring March 11, 2007. The options were valued at $30,000, using a Black-Scholes Option Pricing Model and the Company will recognized the excess of the expense over the amount owed to the vendor.

ITEM 7. FINANCIAL STATEMENTS

Vocalscape Networks, Inc. and Subsidiary
Consolidated Financial Statements
Years ended December 31, 2006 and 2005

Vocalscape Networks, Inc. and Subsidiary

Index to Consolidated

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
Vocalscape Networks, Inc.

We have audited the accompanying consolidated balance sheet of Vocalscape Networks, Inc. and Subsidiary as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vocalscape Networks, Inc. and Subsidiary as of December 31, 2006 and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s net loss in 2006 of $7,684,413, net cash used in operations in 2006 of $1,113,010, and working capital deficit of $4,043,416, accumulated deficit of $10,108,510 and stockholders’ deficit of $4,028,952 at December 31, 2006 raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 12, 2007

Vocalscape Networks, Inc. and Subsidiary
Consolidated Balance Sheet
December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$14,697
Total current assets	14,697
Property and equipment, net	24,820
Development costs, net of accumulated amortization of $5,913	2,956
Total assets	$42,473

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Bank overdraft	$4,323
Notes payable	1,112,000
Notes payable, related parties	151,416
Loan payable due for software purchase, current portion	83,346
Accounts payable, including amount due related parties of $207,427	486,274
Accrued expenses including accrued interest, related party of $14,318	1,235,815
Convertible debentures	84,912
Due to Shareholder	900,027
Total current liabilities	4,058,113

Long term liabilities:
Loan payable due for software purchase, net of discount	13,312
Total liabilities	4,071,425

Commitments and contingencies (Note 11)

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 25,000,000 authorized,
Series A, voting convertible preferred stock, 100,000
shares authorized, 35,000 shares issued and outstanding
(liquidation value $0.50 per shares)	35
Common stock, $0.001 par value, 400,000,000 authorized,
65,112,761 issued and outstanding	65,113
Common stock issuable at par value(2,004,969 shares)	2,005
Class A Common stock, 100,000,000 shares authorized, none
issues and outstanding	-
Deferred consulting fees	(86,667)
Stock subscriptions	(285,000)
Additional paid in capital	6,384,072
Accumulated deficit	(10,108,510)
Total stockholders' deficit	(4,028,952)
Total liabilities and stockholder's deficit	$42,473

The accompanying notes are an integral part of these financial statements.

See accompanying notes to financial statements

Vocalscape Networks, Inc. and Subsidiary
Consolidated Statements of Operations
For the years ended December 31, 2006 and 2005

	2006	2005
Revenues	$208,617	$122,303
Cost of revenue	17,121	16,287
Gross profit	191,496	106,016

Cost and Expense:
Compensation	2,727,926	730,650
Consulting	2,718,638	428,627
Professional fees	131,992	201,330
Research and development cost	-	170,234
Bad debt on advances	-	60,154
General and administration	343,941	352,842
	5,922,497	1,943,837

Loss from operations	(5,731,001)	(1,837,821)

Other income (expense)
Bad debt recovery of advance	20,873	-
Write-off of advance	(22,602)	-
Settlement expense	(1,414,000)	-
Loss on conversion	(220,000)	-
Interest expense	(308,327)	(51,521)
Foreign currency translation loss, net	(9,356)	(1,093)
Total other income (expense)	(1,953,412)	(52,614)

Net loss	$(7,684,413)	$(1,890,435)

Net loss per share - basic and diluted	$(0.35)	$(1.58)

Weighted average shares outstanding during the year - basic and diluted	21,865,417	1,199,194

See accompanying notes to financial statements

VOCALSCAPE NETWORKS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

			Common Stock Issued		Additional
	Preferred Stock		and Issuable		Paid-in	Deferred	Stock
	Shares	Amount	Shares	Amount	Capital	Costs	Subscription	Deficit	Total

Balance December 31, 2004	-	$-	1,138,889	$1,139	$(139)	$-	$-	$(533,662)	$(532,662)

Recapitalization and deemed
issuance to stockholders of			-	-	-	-	-	-	-
Dtomi	-	-	250,129	250	(1,436,260)	(842,207)	-	-	(2,278,217)
Amortization of deferred costs	-	-	-	-	-	842,207	-	-	842,207
Balance December 31, 2005	-	-	1,389,018	1,389	(1,436,399)	-	-	(2,424,097)	(3,859,107)

Debt converted to preferred and common stock	20,000	20	1,856,932	1,857	458,123	-	-	-	460,000
Beneficial conversion value of convertible debt	-	-	-	-	160,000	-	-	-	160,000
Conversion of a accrued license fees to common stock	-	-	5,000,000	5,000	1,495,000	-	-	-	1,500,000
Regulation S common shares sold for cash	-	-	12,699,180	12,699	440,506	-	-	-	453,205
Common stock sold for cash	-	-	2,000,000	2,000	253,000		-	-	255,000
Common stock options granted in exchange for services	-	-	-		355,500	(80,000)	-	-	275,500
Exercise of stock options in exchange for services	-	-	1,500,000	1,500	69,000	-	-	-	70,500
Exercise of options for subscription notes receivable	-	-	6,000,000	6,000	279,000	-	(285,000)	-	-
Stock granted for services to legal provider	-	-	1,322,600	1,323	395,457	(180,000)	-	-	216,780
Stock granted for services to employees and consultants	-	-	35,350,000	35,350	3,911,150	(46,667)	-	-	3,899,833
Preferred stock, Series A granted as compensation	15,000	15	-	-	3,735	-	-	-	3,750
Amortization of deferred costs	-	-	-	-	-	220,000	-	-	220,000

Net loss	-	-	-	-	-	-	-	(7,684,413)	(7,684,413)

Balance December 31, 2006	35,000	$35	67,117,730	$67,118	$6,384,072	$(86,667)	$(285,000)	$(10,108,510)	$(4,028,952)

See accompanying notes to financial statements

Vocalscape Networks, Inc.and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005
	2006	2005
Cash flows from operating activities:
Net loss	$(7,684,413)	$(1,890,435)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock options granted for services	275,500	-
Stock option excercises paid for with services	70,500	-
Stock based settlement loss	1,414,000	-
Depreciation	9,703	7,155
Stock based compensation	4,120,363	-
Loss on debt conversion	220,000	-
Amortization of debt discount	160,000
Amortization of deferred costs	220,000	842,207
Changes in other assets and liabilities:		-
(Increase) Decrease in:
Deposits	2,500	-
Prepaid expenses and other assets	854	(3,354)
Increase (Decrease) in:
Accounts payable	(99,644)	181,867
Deferred revenue	(45,000)	45,000
Accounts payable, related party	(6,116)
Accrued interest - related party	14,318	-
Accrued expenses	124,762	134,162
Other accrued liabilities	89,663	-
Net cash used in operations	(1,113,010)	(683,398)
Cash flows from investing activities:
Acquisition of property and equipment	-	(34,498)
Net cash used in investing activities	-	(34,498)
Cash flows from financing activities:
Loan proceeds from Vocalscape, Inc.	-	84,917
Bank overdraft	(9,086)	13,409
Repayment of related party loans	(59,412)	-
Proceeds from sale of common stock, net	708,205	-
Loan proceeds	515,500	564,296
Loan repayments	(27,500)	-
Net cash provided by financing activities	1,127,707	662,622
Net increase (decrease) in cash and cash equivalents	14,697	(55,274)
Cash and cash equivalents, beginning of year	-	55,274
Cash and cash equivalents, end of year	$14,697	$-

Supplemental disclosure of non-cash information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental disclosure if non-cash investing and financing activities:
Conversion of loans to capital stock	$240,000	$-
Transfer of liabilities from third parties to shareholders	$900,027	$-
Recording of beneficial conversion value to debt discount and APIC	$160,000	$-
Exchange of accrued fees for common stock	$86,000	$-
Receipt of promissory notes for exercise of common options	$285,000	$-
Recording of deferred consulting	$306,667	$-

See accompanying notes to financial statements

VOCALSCAPE NETWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

1.	NATURE OF BUSINESS AND GOING CONCERN

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

VNOS is a Nevada corporation, which was incorporated on February 5, 2003.

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

VOCALSCAPE NETWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. the Company had a net loss in 2006 of $7,684,413, net cash used in operations in 2006 of $1,113,010, and working capital deficit of $4,043,416, accumulated deficit of $10,108,510 and stockholders’ deficit of $4,028,952 at December 31, 2006.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

In order to execute its business plan, the Company will need to raise additional working capital and generate additional revenues. There can be no assurance that the Company will be able to obtain the necessary working capital or generate additional revenues to execute its business plan. During 2006, the Company generated revenues from new customer license agreements and raised capital through initiating a Regulation S offering by VSI and entering into additional Promissory Notes. Management believes the continuation of revenues combined with additional capital raises will provide the Company the ability to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Principles of Consolidation - The consolidated financial statements include the accounts of Vocalscape Networks, Inc. (the “Company” or “VNI” or “Vocalscape”) and it’s wholly owned subsidiary Vocalscape Networks Operating Subsidiary, Inc. (“VNOS”). All material intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company classifies as cash equivalents any investments which can be readily converted to cash and have an original maturity of less than three months. At times cash and cash equivalent balances at a limited number of banks and financial institutions may exceed insurable amounts. The Company believes it mitigates its risks by depositing cash or investing in cash equivalents in major financial institutions.

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
DECEMBER 31, 2006 AND 2005

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

No software development costs were amortized during the years ended December 31, 2004 and 2003 as the product was not considered to be generally released until 2005. The sales recorded during 2004 occurred prior to the general release. Amortization was recorded in 2006 and 2005 and is included in cost of revenues.

Intangible Assets - The Company records goodwill and intangible assets arising from business combinations in accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”) which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill.

VOCALSCAPE NETWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

Contingencies - Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Company management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.

Revenue Recognition - The Company is engaged as a seller of VoIP telephony solutions. The Company generally recognizes revenue in accordance Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition” when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Specifically, the Company recognizes software revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions” and EITF 00-21 “Revenue Arrangements with Multiple Deliverables”.

The Company sells bundled solutions which may consist of the software, configuration services, support services, customization and future upgrades. The Company defers recognition of the software sales until configuration is completed as they are considered one unit of accounting. Support services are considered a separate unit of accounting and such fees are recognized as services are provided. Future upgrades or enhancements and customizations are considered separate units of accounting and related fees are recognized as those upgrades or enhancements are provided.

VOCALSCAPE NETWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Stock Based Compensation - On January 1, 2006, the Company implemented Statement of Financial Accounting Standard 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment” which replaced SFAS 123 “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS 123R. SFAS 123(R) and related interpretations requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The Company values any employee or non-employee stock based compensation at fair value using the Black Scholes Pricing Model. In adopting SFAS 123(R), the Company used the modified prospective application (“MPA”). MPA requires the Company to account for all new stock based compensation to employees using fair value, and for any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, the Company should recognize the compensation cost for that portion of the award that the requisite service was rendered on or after January 1, 2006. The fair value for these awards is determined based on the grant-date. There was no accounting effect of applying the MPA method. At December 31, 2005, the Company had not formed a Stock Option Plan and had not issued any options.

Prior to January 1, 2006, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including “Financial Accounting Standards Board Interpretations No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25.

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

Income Taxes - The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

VOCALSCAPE NETWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Use of Estimates in Financial Statements - The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2006 and 2005 include the valuation of stock-based payments, valuation of beneficial conversion feature on convertible debt and valuation allowance on deferred tax assets.

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

As of December 31, 2006, all warrants had expired except for 1,250. At December 31, 2006 there were also 2,505 options outstanding.

The exercise of such warrants and options may dilute future earnings per share.

Recently Issued Accounting Standards -

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and did not have a material effect on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 and do not expect the adoption of FIN 48 will have a material impact on our Consolidated Financial Statements.

VOCALSCAPE NETWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value and applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS No. 157 on our Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, to address diversity in practice in quantifying financial statement misstatements and the potential for the build up of improper amounts on the balance sheet. SAB No. 108 identifies the approach that registrants should take when evaluating the effects of unadjusted misstatements on each financial statement, the circumstances under which corrections of misstatements should result in a revision to financial statements, and disclosures related to the correction of misstatements. SAB No. 108 is effective for the fiscal year ending December 31, 2006. The adoption of SAB No. 108 did not have a material impact on our Consolidated Financial Statements.

Reclassifications

Certain amounts in the 2005 consolidated financial statements have been reclassified to conform with the 2006 presentation.

3.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006, consists of the following:

Office equipment	$35,854
Accumulated depreciation	(11,034)
Property and equipment, net	$24,820

Depreciation during 2006 and 2005 was $6,746 and $4,198, respectively.

4.	DEVELOPMENT COSTS

Capitalized software development cost consists of the following at December 31, 2006:

Cost	$8,869
Accumulated amortization	$(5,913)
Software, net	$2,956

VOCALSCAPE NETWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

During January 2004 the Company capitalized $136,538 relating to a suite of software products purchased by a related party and assigned to the Company with the related liabilities (see Notes 6 and 8). The related liabilities due to the seller are collateralized by the purchased software. These products had already reached the point of technological feasibility prior to the Company’s purchase and needed some modifications by the Company to bring the product to market. Accordingly, no amortization had been charged to operations as of December 31, 2004. Due to the lack of available resources during 2004 and subsequent, the Company did not allocate the resources to this project and instead allocated resources to other software projects being developed internally. Accordingly, since the Company could not reliably project any positive cash flows from this asset, the Company has recorded an impairment loss of $136,538 at December 31, 2004. During December 2004, the Company recorded $8,869 of software costs for certain VoIP products, which it had been developing internally and had reached technological feasibility. During the year ended December 31, 2004, the Company had no amortization expense. During 2005 the Company recognized $ 2,956 of amortization expense, upon general release of the software product. During 2006 the Company recognized $2,956 of amortization expense.

Research and development costs incurred and charged to operations for computer software development was $ 0 and $170,234 in 2006 and 2005, respectively.

5.	NOTES PAYABLE, NOTES PAYABLE RELATED PARTIES AND CONVERTIBLE DEBENTURES

Notes payable to related and unrelated parties consists of the following at December 31, 2006:

Note payable to the related party principal shareholder and officer of the Parent and to companies owned or controlled by him; due on demand; unsecured; with interest at prime plus 2% to 3% (10.25% to 11.25% at December 31, 2006)	$92,416
Note payable to law firm, due on demand, non-interest bearing	59,000

Subtotal - Notes payable related parties	151,416

Notes payable to two individuals with interest accruing at 10%	159,000
Notes payable to six individuals; due on demand; unsecured; with interest at prime plus 3% (11.25% at December 31, 2006)	953,000

Subtotal - Notes payable unrelated parties	1,112,000

Total Notes Payable	$1,263,416

VOCALSCAPE NETWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

The weighted average interest rate on short term outstanding as of December 31, 2006 was 11.11%

Convertible Debentures - In October 2005, upon recapitalization, the Company assumed four 10% one-year convertible debentures to four individuals for $11,698, $60,705, $6,121 and $6,388 cash. These debentures had been issued in October and November 2004. The debentures are convertible into 2,123 common shares based on a conversion rate of $40 per share. The embedded conversion options were determined not to be derivatives at the issuance date or as of December 31, 2006 since the debt qualifies as conventional convertible debt. Based upon the conversion rate at the issuance date, there was no beneficial conversion feature recorded

Convertible Promissory Notes and Conversion - In March 2006, the Company issued a convertible promissory note for $150,000 with interest payable at maturity at 10.5% per annum. The note matures and is due March 3, 2008. The note principal is convertible to common stock at a fixed price of $.118 per share which equates to 1,271,186 common shares. Management has determined that this note qualifies as conventional convertible debt pursuant to SFAS 133 and EITF 00-19 and accordingly the embedded conversion option is not a derivative. The convertible promissory note was converted into common stock in March 2006. The Company computed a beneficial conversion value of $150,000 based on the quoted stock price on the grant date of $.60 per share. The $150,000 was recorded as a debt discount and credited to additional paid-in capital. The debt discount was amortized to interest expense in March 2006 when the note was converted. The note is guaranteed by, Azatel Communications Inc. (the “Acquiree”) (see note 11) with the note holder holding a first security interest in substantially all assets of the Acquiree and the Company has guaranteed the conversion.

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

6.	LOAN PAYABLE FOR SOFTWARE PURCHASE

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

VOCALSCAPE NETWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

The loan payable balance at December 31, 2006 was as follows:

Loan payable	$108,352
Debt discount	(11,694)
Loan payable, net of discount	$96,658
Less: current portion	(83,346)
Loan payable, long term	$13,312

This loan payable is collateralized by the software asset. Additional interest in the amount of $10,735 and $11,848 was accrued in 2006 and 2005, respectively. The loan is currently in default.

7.	STOCKHOLDERS’ DEFICIT

Recapitalization - In October 2005, VNI OLD was acquired by Dtomi, Inc., a public shell, in a transaction accounted for as a recapitalization of the Company. All authorized, issued and outstanding share and per share data in the accompanying consolidated financial statements has been retroactively adjusted to reflect the recapitalization. (See Note 1)

Authorized Shares - In January 2007, the Company amended its Articles of Incorporation to increase the number of authorized common shares to 400,000,000. The Company also authorized 100,000,000 new Class A common shares at a par value of $0.001 per share. The changes in capitalization are reflected retroactively in the accompanying consolidated Balance Sheet.

Preferred Stock - The Company has authorized 25,000,000 shares of preferred stock. The Board of Directors at its discretion may determine the rights and preferences of the preferred stock. In December 2005 the Company designated 100,000 shares as Series A Convertible Preferred Stock (“Series A shares”). The Series A shares upon issuance and consideration received by the Company is convertible to common stock on a one-for-one basis at a minimum of 50 shares per conversion. The conversion rate is not adjustable except for standard anti-dilution provisions, such as stock splits, reorganization or recapitalizations. Upon liquidation the Series A stockholders would receive $0.50 per share plus any unpaid dividends. Each Series A share has voting rights equal to 5,000 common shares. On January 20, 2006 the Company accepted a subscription from its CEO to purchase 20,000 Series A shares in exchange for a $5,000 portion of a promissory note due to the CEO. Such note was previously due to a controlled affiliate of the CEO and assigned to the CEO by that affiliate. In October 2006, the CEO resigned and executed an employment agreement as Head of Business Development. Among other compensation the employment agreement grants 15,000 Series A preferred shares as compensation. The shares are valued at $0.25, the same amount he previously paid and expensed immediately since it was not material.

VOCALSCAPE NETWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Common Stock - Upon inception in 2003, 1,138,889 common shares were granted to an initial founder for no consideration. These shares were then contributed back to the Company upon his resignation. In April 2004, the Company issued 1,138,889 shares of common stock to two other founders for services valued at $1,000. These shares were then acquired by the parent in April 2004.

During 2006 the Company sold 12,699,180 common shares for net proceeds of $453,205 pursuant to a Regulation S Stock Purchase Agreement.

During 2006 the Company note holders converted $235,000 of notes into 1,856,932 common shares. The shares were valued at the quoted trading prices on the conversion dates resulting in a loss on conversion of $220,000 relating to only one of the notes for $75,000 which shares of 500,000 were valued at $.59 per share.

During the second quarter of 2006, 5,000,000 shares were issued to settle $86,000 of recorded and $300,000 of disputed liabilities. The settlement was valued at $1,500,000 based on the quoted trade price of $0.30 per share on the settlement date resulting in a loss of $1,414,000.

During 2006 1,322,600 shares were issued to a principal of a law firm for legal or consulting services pursuant to a legal services agreement (see Note 8) and consulting agreement. The principal is also a director of the Company. The shares were valued at $396,780 based on the quoted trading prices on the various grant dates. The shares related to the consulting agreement were issued in the second quarter of 2006 and were deferred and amortized over a six month term with the related $240,000 value (based on quoted trading price of $.30 per share) fully amortized as of December 31, 2006. The remaining 522,600 shares valued at $156,780 (based on a quoted trading price of $0.30 per share) were expensed immediately as there is no term to the legal services agreement.

During the third quarter 200,000 shares were issued pursuant to a consulting agreement that runs from July 15, 2006 through January 15, 2007. These shares were valued at $0.40 per share based on the quoted trading price on the agreement date and $33,333 was recorded as expense in the quarter and $46,667 was recorded as Deferred Consulting Fees. As of December 31, 2006, $4,667 was deferred.

In October 2006 the Company granted 35,150,000 common shares to employees and non-employees for services rendered. The shares were valued at $3,866,500 based on a quoted trading price on the grant date of $0.11 per share and expensed immediately since the shares were for past services.

VOCALSCAPE NETWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

In October and December 2006 the Company granted 3,700,000 and 3,800,000 options, respectively, for services. The options were valued at $203,500 and $152,000 ($.055 and $.04 per option), respectively, using a Black-Scholes option pricing model with the following assumptions: stock price $0.11 and $0.04, exercise price of $.055 and $.04, volatility of 221%, term of 1 day, and interest rate of 4.8%. The term of 1 day was used since as intended all recipients exercised their options immediately on the grant date. The value is to be recognized over the requisite service period and accordingly, $80,000 was deferred as of December 31, 2006. The exercise price was paid as follows: 700,000 and 800,000 was paid for with services resulting in an expense of $38,500 and $32,000, respectively and 3,000,000 and 3,000,000 were paid for with promissory notes of $165,000 and $120,000, respectively, which are reflected as an aggregate $285,000 in subscriptions receivable at December 31, 2006.

Deferred Costs - Deferred costs in the amount of $842,207, were included in the equity of Dtomi when it was acquired and consisted of $170,370 in deferred consulting costs, $34,337 in deferred filing fees and $637,500 in deferred compensation costs. These costs were all amortized during the fourth quarter of 2005.

Warrants - Upon the recapitalization in October 2005, the Company assumed outstanding warrants as follows: At December 31, 2005 there were warrants to purchase 41,347 shares at an exercise price of $72.00 expiring December 31, 2006; 214 shares at an exercise price of $.40 expiring December 31, 2006 and 1,250 shares at an exercise price of $100.00 expiring December 31, 2009. Total warrants outstanding at December 31, 2005 were 42,811. At December 31, 2005, 2,632 options exercisable at $72.00 had expired and are excluded from the above balance. As of December 31, 2006, all warrants had expired except for the 1,250 at an exercise price of $100 which expire December 31, 2009.

VOCALSCAPE NETWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Options

A summary of the options issued to employees and assumed in the recapitalization and changes during the year 2006 and 2005 is presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at January 1, 2005	-	$-
Assumed from Dtomi, Inc.	2,633	$40.20
Exercised	-	$-
Expired	(128)	$80.00
Balance at December 31, 2005	2,505	$38.20

Options exercisable at December 31, 2005	2,505	$38.20
Weighted average fair value of options granted during the year		$-
Stock Options
Balance at January 1, 2006	2,505	$38.20
Granted	7,500,000.0474
Exercised	(7,500,000)	$.0474
Expired	-	$80.00
Balance at December 31, 2006	2,505	$38.20

Options exercisable at December 31, 2006	2,505	$38.20
Weighted average fair value of options granted during the year		$.0474

The following table summarizes information about employee stock options outstanding at December 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$40	229	0.89 Years	$40.00	229	$40.00
$38	2,276	1.75 Years	$38.00	2,276	$38.00
	2,505		$38.20	2,505	$38.20

8.	RELATED PARTY TRANSACTIONS

In January 2004, a related party who is controlled by our Chairman/CEO and principal shareholder of VSI assigned a software purchase contract to the Company. The Company recorded software of $136,538 (see Note 4) and a loan liability of $136,538 (see Note 6). The loan liability was due to the software seller of $108,229 and notes payable to the related party of $28,309 for payments previously made against the software purchase price.

Notes payable to the above-related party were $92,416 at December 31, 2006.

VOCALSCAPE NETWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

In October 2006 the Company accepted a $165,000 subscription promissory note from a Director (former officer) as payment for the exercise of his 3,000,000 stock options. Management believes this amount may be materially offset, with the director’s approval, against loans and accrued compensation due to this director or his controlled affiliates. Loans and accrued compensation due to this director at December 31, 2006 was $161,416.

For purposes of these consolidated financial statements, during 2006 and 2005 the Company has recorded allocated expenses, which were paid by the former parent using specific identification method. Management believes the allocation is reasonable.

Certain officers and directors of the Company remain as officers and directors of the former parent, Vocalscape, Inc. now known as Nevstar.

The Company has an agreement with a related party director dated August 25, 2005 for legal services with his law firm whereby the related party is periodically issued vested non-forfeitable common shares of the Company so the director shall hold 4.9% of the issued and outstanding common shares and any proceeds from the sale of such shares by the related party are credited against invoice amounts due to that related party for legal services. The agreement has no stated term. Due to the contingent nature of the proceeds and the unstated term of the legal service agreement, the fair value of any shares issued will be expensed when issued. The related party invoices are accrued to accounts payable, periodically paid in cash and the accounts payable and legal expenses are credited for any proceeds in the period the proceeds are received by the related party and reported to the Company. As of December 31, 2006 proceeds in the amount of $ 207,334 were reported to the Company. These proceeds were credited to legal expenses and reduced the payable to the related party. No additional shares were issued as the director held in excess of 4.9% of the common stock of the Company. At December 31, 2006 accounts payable to this law firm were $207,427 and included in accounts payable. In addition a loan payable to the law firm was $59,000 and included in loans and notes payable, related parties. Expenses incurred by the Company during 2006 to this law firm were a credit of ($98,261) due to the $207,334 credit above.

9.	INCOME TAXES

The Company files consolidated income tax returns for the U.S. operations of VNI & VNOS and a separate return for the Canadian operations of VNOS. There was no income tax expense for the years ended December 31, 2006 and 2005, due to the Company’s net losses.

VOCALSCAPE NETWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

The blended Canadian Federal and Provincial Corporate tax rate of 41.5% applies to loss before taxes of the Canadian subsidiary. The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes for the years ended December 31, 2006 and 2005, (computed by applying the United States Federal Corporate tax rate of 34% to loss before taxes), as follows:

	Years Ended December 31,
	2006	2005
Computed “expected” tax benefit	$(2,612,700)	$(642,748)
Non-deductible stock based expense	1,851,984	-
Foreign income tax rate differences	(446,572)	(51,263)
Other non-deductible items	15,145	6,403
Change in deferred tax asset valuation allowance	1,192,143	687,608
	$-	$-

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2006 are as follows:

Deferred tax assets:
United States net operating loss carryforward	$1,047,269
Canadian net operating loss carryforward	1,035,755
Total gross deferred tax assets	2,083,024
Less valuation allowance	(2,083,024)
Net deferred tax assets	$-

The valuation allowance at December 31, 2005 was $890,881. The net change in valuation allowance during the year ended December 31, 2006 was an increase of $1,192,143. The Company’s Canadian operations has net operating losses of approximately $2,495,796 at December 31, 2006 available to offset future Canadian net income through 2014 under Canadian Federal and Provincial tax laws and the United States operations has a net operating loss carryforward of approximately $3,080,203 available to offset future U.S. net income through 2026.

The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.

VOCALSCAPE NETWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

10.	BAD DEBT ON ADVANCES

VSI acquired another company (the “acquiree”) in September 2004. Between the date of acquisition and December 31, 2004, VNI OLD made advances to the acquiree in the amount of $135,704.

In March 2005, VSI entered into a lawsuit with the former owners and current management of the acquiree. VSI is currently working on a settlement with these individuals. The parties have agreed upon terms of settlement, however, such settlement has not been finalized as of the date of this report.

Management had assessed that it is unlikely that VNI OLD will be able to recover any of the advances they made to the acquiree. Accordingly, the Company has fully reserved the advances at December 31, 2004. During 2005, additional advances of $ 60,154 were made to the acquiree and these were fully reserved at December 31, 2005 and 2006.

11.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company is a party to a five-year office lease agreement covering 2,238 square feet, which commenced July 1, 2005, for the office in Vancouver, British Columbia. The lease provides for 22 monthly payments of $2,238 Canadian dollars (“CDN”) with two free months during the first 24 months of the agreement; 24 monthly payments of $2,331 CDN during the third and fourth years of the agreement; and 12 monthly payments of $2,425 CDN during the final year of the agreement. In addition, the agreement provides for a monthly common area maintenance charge of $1,585 CDN.

The Company is a party to a second office lease agreement, with a two-year term, covering 1,435 square feet, which commenced March 1, 2005, for the office in White Plains, New York. The agreement calls for monthly rental of $2,350. The lease expired on February 28, 2007 and the Company pays $2,500 per month, on a month to month basis.

The Company enters into sales agent and distributor agreements to sell its products. These agreements are primarily commission based. There were no commissions payable as of December 31, 2006.

Legal Matters

The Company continues to receive claims from a prior director of Dtomi, Inc. relating to periods prior to the October 2005 recapitalization transaction with the Company.  The cash amounts the director claims he is due total approximately $520,000 and the total shares he claims he is due are estimated by the Company to be approximately 6,300. These amounts appear to relate to prior license or other alleged agreements between the director and the Company.  The Company has accrued $86,000 in prior license fees due and has accounted for, in a prior period of Dtomi, Inc. approximately 15,278 common shares issued by the transfer agent in the director’s name. The director claims he never received 2,778 of the 15,278 shares or other anti-dilution shares.  Management of the Company disputes the remaining cash amounts and believes no anti-dilution shares are due (which would account for the remaining 3,522 shares) since the license agreement was terminated in early 2005 by the licensor.  Management believes it will prevail in this matter.  Accordingly, no accruals have been made for the disputed amounts. The termination of the Patent License Agreement terminates these and other obligations during 2005. In May of 2006 the director entered into an agreement with a third party whereby the director assigned his rights to any financial obligations made by the Company. In consideration of such assignment to such third party, the director was to receive a payment of $15,000.

VOCALSCAPE NETWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

In July and August 2005 the Company received correspondence from a former officer and former employee regarding threatened material litigation relating to alleged compensation due to each employee. Although the Company disputes such amounts, these amounts aggregating $ 687,407 had been previously accrued in a period prior to 2005 and are reflected in accrued expenses at December 31, 2006.

12.	CONCENTRATIONS

Revenues - During 2006, the Company had revenues from 4 customers, three of the customers accounted for 85% of the revenues. During 2005, the Company had revenues from 7 customers, three of the customers accounted for 92% of the revenues.

13.	ACCRUED EXPENSES

Accrued expenses at December 31, 2006 consist of the following:

Accrued compensation	$687,407
Accrued license fees	36,000
Accrued interest	304,376
Accrued expenses - other	208,032

Total	$1,235,815

14.	SHARE EXCHANGE AGREEMENT

On February 26, 2006, Vocalscape and Azatel Communications Inc., a British Columbia corporation (“Azatel”), and all of the shareholders of Azatel (the “Shareholders”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which Vocalscape shall acquire all of the issued and outstanding shares of common shares of Azatel in a transaction valued at approximately $118,000.  Under the Share Exchange Agreement, Vocalscape shall issue 200,000 shares of its common stock to the Shareholders, who number three persons, in exchange for all of their respective shares of Azatel (the “Share Exchange”).   Azatel had taken the position that the Share Exchange Agreement is terminated.  Vocalscape did not believe that the Share Exchange Agreement is terminated. Therefore, the company had fully reserved $22,601, which is the amount advanced through March 31, 2006. On June 19, 2006 the company received CAN$23,804 pursuant to a settlement agreement signed on May 23, 2006 wherein the Share Exchange Agreement was terminated. The company has recorded the amount received of $20,873 as a bad debt recovery in June 2006.

VOCALSCAPE NETWORKS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

15.	PAYABLE TO SHAREHOLDER

During the second quarter one of the shareholders of the Company, who is a former director who resigned during the second quarter, was assigned certain debts of the company pursuant to assignment agreements between the shareholder and creditors as follows:

Payable to Vocalscape, Inc. former parent (n.k.a. Nevstar)	$265,617
Former officer note payable and accrued compensation	214,410
Accounts payable to related party attorney	420,000
Total	$900,027

There was no consideration given by the Company to assign these debts. They were assigned from the vendors directly to the shareholder in a private transaction between those parties.

16.	SUBSEQUENT EVENTS

During January 2007, the Company issued two notes payable for the total amount of $80,000. In February, 2007 the Company issued two convertible notes for the total amount of $220,000. The two convertible notes are convertible into 6,000,000 shares of common stock of the Company at a fixed conversion rate. Each of the notes bear interest at prime plus three percent.

In January 2007 the Company granted 225,000 common shares to a law firm for services provided in exchange for payable of $9,000. The shares are valued at $0.06 per share or $13,500 based on the quoted trading price on the grant date resulting in a loss in issuance of $4,500.

In April 2007 the Company issued 5,263,510 common shares in exchange for $52,620 net proceeds under the Regulation S offering. In April 2007, the Company issued 3,795,000 common shares in exchange for $18,881 net proceeds under the Regulation S offering.

In March 2007 the Company granted 1,000,000 options to a vendor at an exercise price of $0.02, expiring March 11, 2007. The options were valued at $20,000, using a Black-Scholes Option Pricing Model and the Company will recognized the excess of the expense over the amount owed to the vendor.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports filed by us with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on their most recent evaluation, which was completed during the period covered by this report, our Chief Executive Officer, who is also our principal financial officer, believes that our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2006. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

ITEM 8B. OTHER INFORMATION

None.
PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS

Vocalscape’s directors and executive officers are as follows as of April 13, 2007:

Name	Position	Appointment
Robert W. Koch	Chief Executive Officer and Chairman of the Board	October 5, 2005
Ron McIntyre	President, Secretary and Director	August 25, 2005
Lawrence Hartman	Director	October 5, 2005
David M. Otto	Director	January 21, 2002
Robert Koch, Sr.	Director	September 25, 2006

ROBERT W. KOCH, AGE 40, CHAIRMAN OF THE BOARD OF DIRECTORS AND HEAD OF BUSINESS DEVELOPMENT

Mr. Koch currently serves as Chairman of the Board of Directors, and the Head of Business Development, of Vocalscape, Inc. Following a ten year career as a stockbroker and a consultant for various Wall Street brokerage firms between 1989 and 1999, he founded Dailyfinancial.com, Inc. in March of 1999. Mr. Koch has served as Chairman of Dailyfinancial.com, which publishes “The Dailyfinancial Report”. Mr. Koch’s responsibilities included the handling of investor relations for publicly held companies and offering technical analysis for The Dailyfinancial Report which was sent to more than 50,000 investors.

In May of 2004, Mr. Koch also founded Bedford Investment Partners where he continues to serve as a Managing Director. He is a graduate from St Johns University in New York where he continues to support the school and his fraternity Tau Kappa Epsilon. Mr. Koch is also active in several non-profit organizations throughout New York and the Tri State Area.

RON MCINTYRE, AGE 58, PRESIDENT, SECRETARY AND DIRECTOR

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

LARRY HARTMAN, AGE 41, DIRECTOR

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

DAVID M. OTTO, AGE 48, DIRECTOR

Mr. Otto, an attorney by profession, began his law practice on Wall Street in New York, where he focused on significant corporate transactions and equity and debt offerings for investment banks, venture capital firms and Fortune 1000 companies. In 1991, Mr. Otto relocated to Seattle in order to dedicate his extensive experience in corporate law and finance, mergers and acquisitions, corporate governance, public and private securities offerings and venture capital financing to entrepreneurs, technology innovators, start-up and emerging growth businesses. In July of 1999, Mr. Otto founded his own firm, The Otto Law Group, PLLC, in Seattle, Washington, to better serve technology-based start-up and emerging growth companies with respect to corporate finance, securities, strategic development, corporate governance, mergers, acquisitions and venture capital and private equity matters. Mr. Otto has authored “Venture Capital Financing” and “Taking Your Company Public” and lectured to businessmen, accountants, lawyers, and graduate students at the University of Washington Business School on venture capital financing and public offerings of securities. He is currently a member of the Board of Directors of Saratoga Capital Partners, Inc., which provides consulting services to the Company in connection with the development of new business ventures and a member of the board of directors of Renaissance Window Fashions, Inc. He is also a member of the American Bar Association Committee on the Federal Regulation of Securities and Subcommittee on the 1933 Act and Chairman of the Legislation Subcommittee for the ABA’ s Venture Capital and Private Equity Committee. Mr. Otto is admitted to practice law in New York and Washington. Mr. Otto graduated from Harvard University in 1981 with his A.B. in Government - Political Philosophy and Fordham University School of Law in 1987 where he earned his Juris Doctorate and served as a Commentary Editor for the Fordham International Law Journal.

ROBERT KOCH, SR., DIRECTOR

Robert Koch, Sr., is the father of Robert W. Koch, the Company’s current Chairman of the Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers, and persons who own 10% or more of Vocalscape common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, Vocalscape believes that filings were timely made by Rick Girouard, David Otto, Robert W. Koch, Robert Koch, Sr., Ron McIntyre and Laurence Hartman.

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

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2006, 2005 and 2004:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Robert W. Koch, Chairman of the Board of Directors (1)	2006 2005 2004	$180,000 -0- -0-	-0- -0- -0-	$1,265,000 -0- -0-	$165,000 -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	$1,610,000 -0- -0-
Ron McIntyre, President, Secretary and Director (2)	2006 2005 2004	$85,100 $78,000 -0-	-0- -0- -0-	$440,000 -0- -0-	$46,000 -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	$571,100 $78,000 -0-
Lawrence Hartman, Director (3)	2006 2005 2004	-0- -0- -0-	-0- -0- -0-	$440,000 -0- -0-	$40,000 -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	$480,000 -0- -0-
David M. Otto, Director (4)	2006 2005 2004	-0- -0- -0-	-0- -0- -0-	$440,000 -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	$440,000 -0- -0-
Robert Koch, Sr, Director (5)	2006 2005 2004	-0- -0- -0-	-0- -0- -0-	$220,000 -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	$220,000 -0- -0-
Ryan Gibson, Director (6)	2006 2005 2004	$30,556 -0- -0-	-0- -0- -0-	$-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	$30,556 -0- -0-
Rick Girouard Director (7)	2006 2005 2004	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
John Haddock (8)	2006 2005 2004	-0- -0- $200,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

(1) Mr. Koch was appointed Chairman of the Board of Directors on October 5, 2005 and has acted as Head of Business Development since September 22, 2006.

(2) Mr. McIntyre was appointed Director on August 25, 2005, was appointed President on October 5, 2005 and was appointed Secretary on December 15, 2005.

(3) Mr. Hartman was appointed Director on October 5, 2005.

(4) Mr. Otto was appointed as Secretary and Director on January 21, 2002. While Mr. Otto is not compensated for his services in his capacity as Director, on August 18, 2006, Vocalscape filed a registration statement on Form S-8 covering the registration of 1,322,600 shares of common stock issued to Mr. Otto, the proceeds of which are to be credited against accrued, unpaid legal fees for legal services performed by Mr. Otto for Vocalscape. Mr. Otto resigned his position as Secretary on November 8, 2005.

(5) Robert Koch, Sr., the father of Robert W. Koch, our Chairman of the Board, was appointed as Director on September 25, 2006.

(6) Mr. Gibson was appointed Director on October 5, 2005 and resigned as Director on June 1, 2007.

(7) Mr. Girouard was appointed Director on December 15, 2005 and resigned as Director on April 3, 2006.

(8) Mr. Haddock was appointed CEO and Director on September 22, 2003. Mr. Haddock resigned as Chief Executive Officer on May 31, 2005, and resigned as a Director on August 24, 2005.

Employment Agreements

On September 22, 2006, Vocalscape entered into an Employment Agreement (the “Employment Agreement”) with Robert Koch, Vocalscape’s current Chairman of the Board of Directors and former Chief Executive Officer, to be employed as Head of Business Development. The agreement provides for, among other things, a base salary of $360,000 per year, a 5% pay increase per year, a provision which requires that Mr. Koch hold a majority of the voting control of the Company, a stock grant of 15,000 shares of Series A Convertible Preferred Stock, discretionary bonuses, the option to convert unpaid salary into shares of common stock of the Company, the ability to participate in the Company’s 2006 Stock Option Plan, an indemnification agreement, and severance benefits.

Other Compensation

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of our company in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2006 provided for or contributed to by our company.

Director Compensation

The following table sets forth director compensation as of December 31, 2006:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert W. Koch	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ron McIntyre	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Laurence Hartman	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David M. Otto	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Robert Koch, Sr.	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ryan Gibson	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Rick Girouard	-0-	-0-	-0-	-0-	-0-	-0-	-0-

The compensation of each of our directors is fully furnished in the Summary Compensation Table above.

Directors of our company who are also employees do not receive cash compensation for their services as directors or members of the committees of the board of directors.  All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors or management committees.

During the year ended 2006, we issued shares of our common stock to our officers and directors, or their nominees, as follows:

Robert W. Koch	10,000,000 shares
Ron McIntyre	4,000,000 shares
Laurence Hartman	4,000,000 shares
David M. Otto	4,000,000 shares
Robert Koch, Sr.	2,000,000 shares

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2006:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert W. Koch	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-
Ron McIntyre	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-
Laurence Hartman	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-
David M. Otto	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-
Robert Koch, Sr.	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-
Ryan Gibson	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-
Rick Girouard	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Securities Authorized for Issuance under Equity Compensation Plans

On November 2, 2006, the Vocalscape Networks, Inc. 2006 Stock Option Plan (the “Plan”) was adopted and approved by the Directors of the Company. 64,000,000 shares of common stock have been authorized for issuance under the Plan, at the discretion of the Administrator, to be granted as awards under the Plan. As of the date of this Annual Report on Form 10-KSB, no options to purchase shares of common stock under the Plan are outstanding.

The Board of Directors currently administers the 2000 Stock Option Plan (the “2000 Plan”) and 2001 Stock Option Plan (the “2001 Plan”). Each of the 2000 Plan and the 2001 Plan provides for the grant of options (incentive and non-statutory), to officers, employees and independent contractors capable of contributing to the Company’s performance. The Company has reserved an aggregate of 5,000,000 shares of common stock for grants under the 2000 Plan and an aggregate of 5,000,000 shares of common stock for grants under the 2001 Plan. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended. As of December 31, 2006, the Company had no outstanding non-statutory options under the 2000 Plan and the 2001 Plan.

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

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS (1)
Robert C. Koch 170 E. Post Road, Suite 206 White Plains, New York Canada V6J 1Y6	12,507,559 (common stock) 35,000 (Series A Convertible Preferred Stock)	17.62% 100%
Anthony Caridi 305 - 1847 West Broadway Vancouver, British Columbia Canada V6J 1Y6	6,532,711 (common stock)	9.20%
Ron McIntyre 305 - 1847 West Broadway Vancouver, British Columbia Canada V6J 1Y6	4,419,711 (common stock)	6.22%
Robert Koch, Sr. 170 E. Post Road, Suite 206 White Plains, New York Canada V6J 1Y6	2,000,000	2.81%
Lawrence Hartman 305 - 1847 West Broadway Vancouver, British Columbia Canada V6J 1Y6	4,500,000	6.34%
David M. Otto 601 Union Street, Suite 4500 Seattle, Washington 98101	4,000,000	5.64%
All officer and directors as a group (4 persons)	33,959,981 (common stock) 35,000 (Series A Convertible Preferred Stock)	47.86% (common stock) 100% (Series A Convertible Preferred Stock)

(1) This table is based on 70,945,504 shares of common stock, 35 shares of Series A Convertible Preferred Stock , and no shares of Class A Common Stock, issued and outstanding on April 16, 2007.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 22, 2006, Vocalscape entered into an Employment Agreement (the “Employment Agreement”) with Robert Koch, Vocalscape’s current Chairman of the Board of Directors and former Chief Executive Officer, to be employed as Head of Business Development. The agreement provides for, among other things, a base salary of $360,000 per year, a 5% pay increase per year, a provision which requires that Mr. Koch hold a majority of the voting control of the Company, a stock grant of 15,000 shares of Series A Convertible Preferred Stock, discretionary bonuses, the option to convert unpaid salary into shares of common stock of the Company, the ability to participate in the Company’s 2006 Stock Option Plan, an indemnification agreement, and severance benefits.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Vocalscape was billed by its accountants approximately $65,000 and $40,000 during the years ended December 31, 2006 and 2005, respectively, for fees and expenses related to professional services rendered in connection with the year end audits of the consolidated financial statements and reviews of the quarterly consolidated financial statements.

Audit-Related Fees

Vocalscape was billed fees of approximately $16,500 and $0 for the years ended 2006 and 2005, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements.

Tax Fees

Vocalscape was not billed any fees for tax compliance, tax advice and tax planning, including the preparation of certain tax returns for the years ended December 31, 2006 and 2005.

All Other Fees

There have been no other material fees charged for accounting products or services other than those described above for the years ended December 31, 2006 and 2005.

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

VOCALSCAPE NETWORKS, INC.

Date: April 17, 2007	By:	/s/ Ron McIntyre
Ron McIntyre, President and principal financial officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on its behalf of Vocalscape Networks, Inc. And in the capacities indicated.

Signature	Title	Date

/s/ Robert W. Koch	Chairman of the Board of Directors	04/17/07
Robert W. Koch

/s/ Ron McIntyre	President, Secretary and Director	04/17/07
Ron McIntyre

/s/ Robert Koch, Sr.	Director	04/17/07
Robert Koch, Sr.

/s/ Lawrence Hartman	Director	04/17/07
Lawrence Hartman

/s/ David M. Otto	Director	04/17/07
David M. Otto

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement dated April 7, 2003, by and between Company and John Smith (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 9, 2003)
2.2
Agreement and Plan of Reorganization dated August 25, 2005 by and between Dtomi, Inc., a Nevada corporation, and Vocalscape Networks, Inc., a Nevada corporation, as amended. (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 1, 2005)

3.1.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999)
3.1.2	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999)
3.1.3	Certificate of Amendment to Articles of Incorporation of the Company filed October 25, 2001 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on December 18, 2001)
3.1.4	Certificate of Amendment to Articles of Incorporation of the Company, filed November 6, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-KSB filed on May 17, 2006)
3.1.5	Certificate of Amendment to Articles of Incorporation of the Company filed January 3, 2007
3.2.1	Bylaws of the Company (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999)
31.1	Certification of President of Vocalscape, Inc. required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of principal financial officer of Vocalscape, Inc. required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1
Certification of President and principal financial officer of Vocalscape, Inc. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350