Form 10QSB
period 2007-03-31
Vocalscape Networks, Inc.
filed 2007-05-15
CIK 1083721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File No. 000-27277

VOCALSCAPE NETWORKS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0207554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 E. Post Road, Suite 206
White Plains, New York 10601
(Address of principal executive offices, zip code)

(914) 448-7600
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of March 31, 2007 there were 74,945,504 shares of the Registrant’s common stock, $0.001 par value per share, outstanding, and 35,000 shares of Series A Convertible Preferred Stock outstanding.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒No

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):  ☐ Yes ☒No

VOCALSCAPE NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED MARCH 31, 2007

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-QSB release contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, the company’s ability to (i) adapt to rules and regulations that may be promulgated that affect how Vocalscape must conduct its Voice-over-Internet Protocol business and operations; (ii) market and distribute its Voice-over-Internet Protocol services; (iii) secure capital to continue operations; (iv) achieve and manage growth; and (v) develop or acquire new technology to effectively provide new and/or better services. Additional factors that will impact the company’s success include the company’s ability to attract and retain qualified personnel; the voting decisions of Robert Koch, who controls approximately 76% of the voting power of all securities of Vocalscape; and other factors discussed in Vocalscape’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Vocalscape Networks, Inc. and Subsidiary
Consolidated Financial Statements
For the Three Months ended March 31, 2007 and 2006
(Unaudited)

Vocalscape Networks, Inc. and Subsidiary

Index to Consolidated Financial Statements

Page(s)
Consolidated Balance Sheet (unaudited)	2

Consolidated Statements of Operations (unaudited)	3

Consolidated Statements of Cash Flows (unaudited)	4

Notes to Consolidated Financial Statements (unaudited)	5-20

Vocalscape Networks, Inc. and Subsidiary
Consolidated Balance Sheet
March 31, 2007
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,479
Total current assets	4,479
Property and equipment, net	23,134
Development costs, net	2,217
Total assets	$29,830

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Bank overdraft	$148
Notes payable	1,192,000
Notes payable, related parties	167,416
Loan payable due for software purchase, net of discount	128,483
Accounts payable	204,670
Accounts payable, related parties	184,177
Accrued expenses	1,213,079
Accrued expenses, related parties	86,533
Convertible debentures	84,912
Payable to shareholder	900,027
Other liablilities	14,289
Total current liabilities	4,175,734

Commitments and contingencies (Note 9)

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 25,000,000 authorized
Series A, voting convertible preferred stock, 100,000
shares authorized, 35,000 shares issued and outstanding
(liquidation value $0.50 per share)	35
Common stock, $0.001 par value, 400,000,000 authorized,
74,601,271 issued and outstanding	74,601
Common stock issuable at par value (5,004,969 shares)	5,005
Stock subscriptions	(285,000)
Deferred Consulting	(50,000)
Additional paid-in capital	6,732,843
Accumulated deficit	(10,623,388)
Total stockholders' deficit	(4,145,904)
Total liabilities and stockholders' deficit	$29,830

Vocalscape Networks, Inc. and Subsidiary
Consolidated Statements of Operations
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended
	March 31
	2007	2006

Revenue	$10,511	$100,967
Cost of revenue	739	13,151
Gross profit	9,772	87,816

Costs and expenses:
Compensation	176,857	33,323
Consulting	153,616	111,624
Professional fees	(17,182)	132,093
Bad debts		22,601
General and administration	66,845	85,096
	380,136	384,737
Loss from operations	(370,364)	(296,921)

Other income (expense)
Loss on conversion	(80,000)	-
Interest expense	(61,230)	(193,044)
Foreign currency transaction gain (loss), net	(3,284)	(3,304)
Total other income (expense)	(144,514)	(196,348)

Net loss	$(514,878)	$(493,269)

Net loss per share - basic and diluted	$(0.01)	$(0.18)

Weighted average shares outstanding
during the period	68,818,277	2,747,118

Vocalscape Networks, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

Cash flows from operating activities:
Net loss	$(514,878)	$(493,269)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock options granted for services	9,639
Stock option exercises paid for with services	1,850
Non cash loan fee	20,000
Amortization of debt discount	8,431
Foreign currency transaction loss	1,143
Amortization of debt discount to interest expense	60,000
Depreciation and amortization	2,425	2,425
Amortization of beneficial conversion on convertible note	-	160,000
Deferred consulting amortization	96,667	-
Changes in other assets and liabilities:
Other assets	-	(2,200)
Deferred revenue	-	(45,000)
Accounts payable	(32,737)	89,036
Accounts payable, related party	(23,250)	-
Accrued interest and expenses	28,720	-
Accrued expenses - related parties	68,668
Accrued interest-related parties	3,547	-
Other accrued liabilities	(14,888)
Accrued expenses	-	31,246
Net cash used in operations	(284,663)	(257,762)

Cash flows from investing activities:
Acquisition of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Bank overdraft	(4,175)	22,563
Payment of expense for Vocalscape, Inc.	-	(4,871)
Loan proceeds related party	16,000	-
Common stock sales	82,620	75,802
Repayment of notes payable	-	(21,753)
Loan proceeds	180,000	212,500
Net cash provided by financing activities	274,445	284,241
Net increase (decrease) in cash and cash equivalents	(10,218)	26,479
Cash and cash equivalents, beginning of period	14,697	-
Cash and cash equivalents, end of period	$4,479	$26,479

Supplemental disclosure of non-cash investing and financing activities:

Recording of beneficial conversion value to debt discount and APIC	60,000
Conversion of note to common stock	120,000
Exchange of accounts payable for common stock on exercise of options	27,150
Recording of deferred consulting	60,000

1.	NATURE OF BUSINESS AND GOING CONCERN

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

Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had a net loss in the first quarter of 2007 of $514,878, net cash used in operations in the first quarter of 2007 of $284,663, and working capital deficit of $4,171,255, accumulated deficit of $10,623,388 and stockholders’ deficit of $4,145,904 at March 31, 2007.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

In order to execute its business plan, the Company will need to raise additional working capital and generate additional revenues. There can be no assurance that the Company will be able to obtain the necessary working capital or generate additional revenues to execute its business plan. During the first quarter of 2007, the Company generated revenues from customer consulting agreements and raised capital through initiating a Regulation S offering by VSI and entering into additional Promissory Notes. Management believes the continuation of revenues combined with additional capital raises will provide the Company the ability to continue as a going concern.

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

No software development costs were amortized during the years ended December 31, 2004 and 2003 as the product was not considered to be generally released until 2005. The sales recorded during 2004 occurred prior to the general release. Amortization was recorded in 2007 and 2006 and is included in cost of revenues.

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

Use of Estimates in Financial Statements - The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2007 and 2006 include the valuation of stock-based payments, valuation of beneficial conversion feature on convertible debt and valuation allowance on deferred tax assets.

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

As of March 31, 2007, all warrants had expired except for 1,250. At March 31, 2007 there were also 2,505 options outstanding.

The exercise of such warrants and options may dilute future earnings per share.

Recently Issued Accounting Standards -

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and did not have a material effect on our consolidated financial statements
.

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

Reclassifications

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform with the 2007 presentation.

3.	PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2007, consists of the following:

Office equipment	$35,854
Accumulated depreciation	(12,720)
Property and equipment, net	$23,134

Depreciation during the three months ended March 31, 2007 and 2006 was $1,686 and $1,686, respectively.

4.	DEVELOPMENT COSTS

Capitalized software development cost consists of the following at March 31, 2007:

Cost	$8,869
Accumulated amortization	(6,652)
Software, net	$2,217

During January 2004 the Company capitalized $136,538 relating to a suite of software products purchased by a related party and assigned to the Company with the related liabilities (see Notes 6 and 8). The related liabilities due to the seller are collateralized by the purchased software. These products had already reached the point of technological feasibility prior to the Company’s purchase and needed some modifications by the Company to bring the product to market. Accordingly, no amortization had been charged to operations as of December 31, 2004. Due to the lack of available resources during 2004 and subsequent, the Company did not allocate the resources to this project and instead allocated resources to other software projects being developed internally. Accordingly, since the Company could not reliably project any positive cash flows from this asset, the Company has recorded an impairment loss of $136,538 at December 31, 2004. During December 2004, the Company recorded $8,869 of software costs for certain VoIP products, which it had been developing internally and had reached technological feasibility. During the year ended December 31, 2004, the Company had no amortization expense. During 2005 the Company recognized $ 2,956 of amortization expense, upon general release of the software product. During 2006 the Company recognized $2,956 of amortization expense. During the first quarter of 2007 the Company recognized $739 of amortization expense.

5.	NOTES PAYABLE, NOTES PAYABLE RELATED PARTIES AND CONVERTIBLE DEBENTURES

Notes payable to related and unrelated parties consists of the following at March 31, 2007:

Note payable to the related party principal shareholder and officer of the Parent and to companies owned or controlled by him; due on demand; unsecured; with interest at prime plus 2% to 3% (10.25% to 11.25% at March 31, 2007)	$108,416
Note payable to law firm, due on demand, non-interest bearing	59,000

Subtotal - Notes payable related parties	167,416

Notes payable to two individuals with interest accruing at 10%	159,000
Notes payable to six individuals; due on demand; unsecured; with interest at prime plus 3% (11.25% at March 31, 2007)	1,033,000

Subtotal - Notes payable unrelated parties	1,192,000

Total Notes Payable	$1,359,416

The weighted average interest rate on short term outstanding as of March 31, 2007 was 11.11%

Convertible Debentures - In October 2005, upon recapitalization, the Company assumed four 10% one-year convertible debentures to four individuals for $11,698, $60,705, $6,121 and $6,388 cash. These debentures had been issued in October and November 2004. The debentures are convertible into 2,123 common shares based on a conversion rate of $40 per share. The embedded conversion options were determined not to be derivatives at the issuance date or as of March 31, 2007 since the debt qualifies as conventional convertible debt. Based upon the conversion rate at the issuance date, there was no beneficial conversion feature recorded.

Convertible Promissory Notes and Conversion

In February 2007, the Company issued a convertible promissory note for $120,000. The note principal is convertible into 3,000,000 shares of common stock immediately and automatically converted after 30 days. Management has determined that this note qualifies as conventional convertible debt pursuant to SFAS 133 and EITF 00-19 and accordingly the embedded conversion option is not a derivative. The convertible promissory note was to be converted into common stock in March 2007. The Company computed a beneficial conversion value of $60,000 based on the quoted stock price on the grant date of $.06 per share. The $60,000 was recorded as a debt discount and credited to additional paid-in capital. The debt discount was amortized to interest expense in March 2007 when the note was to be automatically converted into stock. The Company received proceeds on the note of $100,000 and they were charged $20,000 as a loan fee. The loan fee was charged to interest expense in March 2007. Since the stock had not been issued as of March 31, 2007, it is included in the accompanying balance sheet as issuable shares.

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

The loan payable balance at March 31, 2007 was as follows:

Loan payable	$131,746
Debt discount	(3,263)
Loan payable, net of discount	$128,483

This loan payable is collateralized by the software asset. The loan is currently in default.

7.	STOCKHOLDERS’ DEFICIT

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

Common Stock Issued for Cash

During 2007 the Company sold 5,263,510 common shares for net proceeds of $52,620 pursuant to a Regulation S Stock Purchase Agreement.

Common Stock Issued for Exercise of Stock Options

In January 2007 the Company issued 225,000 common shares upon exercise of a stock option at $.04 per share. The exercise price was paid for with a payable that was due to the option holder.

In March 2007 the Company issued 3,000,000 common shares upon exercise of stock options at $.01 per share and received the $30,000 exercise price in cash.

In March 2007 the Company issued 1,000,000 common shares upon exercise of stock options at $.02 per share which was paid for $18,150 with a payable due to the option holder and the remaining $1,850 was expensed as a professional fee.

Common Stock Issued Upon Conversion of Note

In 2007 a note holder converted a $120,000 convertible promissory note at $.04 and the Company issued 3,000,000 shares. (See Note 5)

Grants of Options to Purchase Common Stock

In January 2007 the Company granted 225,000 common stock options to a law firm for services provided. The options were valued at $7,876 ($.035 per option) using a Black-Scholes option pricing model with the following assumptions: stock price $0.075, exercise price of $.04, volatility of 282%, term of 1 day, and interest rate of 4.8%. The term of 1 day was used since as intended the recipient exercised their options immediately on the grant date. (See above) The Company recognized $7,876 in expense.

In March 2007 the Company granted options for 3,000,000 common stock at an exercise price of $.01 per share pursuant to a consulting agreement. The options were valued at $60,000 ($.02 per option), using a Black-Scholes option pricing model with the following assumptions: stock price $0.03, exercise price of $.01, volatility of 282%, term of 1 day, and interest rate of 4.8%. The term of 1 day was used since as intended the recipient exercised their options immediately on the grant date. (See above) The value is to be recognized over the requisite service period and accordingly, $50,000 was deferred as of March 31, 2007.

In March 2007 the Company granted 1,000,000 common stock options to a consultant for services. The options were valued using a Black-Scholes option pricing model with the following assumptions: stock price $0.021, exercise price of $.02, volatility of 282%, term of 1 day, and interest rate of 4.8%. The term of 1 day was used since as intended the recipient exercised their options immediately on the grant date. (See above) The Company recognized $1,763 in expense.

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

Options

A summary of the options issued to employees and assumed in the recapitalization and changes during the first quarter ending March 31, 2007 and 2006 is presented below.

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2006	2,505	$38.20
Granted	7,500,000.0474
Exercised	(7,500,000)	$.0474
Expired	-	$80.00
Balance at December 31, 2006	2,505	$38.20

Weighted average fair value of options granted during the year		$.0474
Balance at January 1, 2007	2,505	38.20
Granted	4,225,000.014
Exercised	(4,225,000)	$.014
Expired
Balance at March 31, 2007	2,505	38.20

Weighted average fair value of options granted during the year		.0165

The following table summarizes information about employee stock options outstanding at March 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2007	Weighted Average Exercise Price
$40	229	0.64 Years	$40.00	229	$40.00
$38	2,276	1.50 Years	$38.00	2,276	$38.00
	2,505		$38.20	2,505	$38.20

8.	RELATED PARTY TRANSACTIONS

Notes payable to a related party director or his affiliates were $108,416 at March 31, 2007.

In October 2006 the Company accepted a $165,000 subscription promissory note from a Director (former officer) as payment for the exercise of his 3,000,000 stock options. Management believes this amount may be materially offset, with the director’s approval, against loans and accrued compensation due to this director or his controlled affiliates. Loans and accrued compensation due to this director at March 31, 2007 was $166,284.

At March 31, 2007 accrued expenses to related parties amounted to $86,533 which includes $17,865 of accrued interest.

Certain officers and directors of the Company remain as officers and directors of the former parent, Vocalscape, Inc. now known as Nevstar.

The Company has an agreement with a related party director dated August 25, 2005 for legal services with his law firm whereby the related party is periodically issued vested non-forfeitable common shares of the Company so the director shall hold 4.9% of the issued and outstanding common shares and any proceeds from the sale of such shares by the related party are credited against invoice amounts due to that related party for legal services. The agreement has no stated term. Due to the contingent nature of the proceeds and the unstated term of the legal service agreement, the fair value of any shares issued will be expensed when issued. The related party invoices are accrued to accounts payable, periodically paid in cash and the accounts payable and legal expenses are credited for any proceeds in the period the proceeds are received by the related party and reported to the Company. As of March 31, 2007 proceeds in the amount of $ 42,871 were reported to the Company in 2007. These proceeds were credited to legal expenses and reduced the payable to the related party. No additional shares were issued as the director held in excess of 4.9% of the common stock of the Company. At March 31, 2007 accounts payable to this law firm were $184,177 and included in accounts payable. In addition a loan payable to the law firm was $59,000 and included in loans and notes payable, related parties. Expenses incurred by the Company during 2007 to this law firm were a credit of ($23,250) due to the $42,871 credit above.

9.	COMMITMENTS AND CONTINGENCIES

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

The Company enters into sales agent and distributor agreements to sell its products. These agreements are primarily commission based. There were no commissions payable as of March 31, 2007.

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

In July and August 2005 the Company received correspondence from a former officer and former employee regarding threatened material litigation relating to alleged compensation due to each employee. Although the Company disputes such amounts, these amounts aggregating $ 687,407 had been previously accrued in a period prior to 2005 and are reflected in accrued expenses at March 31, 2007.

10.	CONCENTRATIONS

Revenues - During 2007, the Company had revenues from 1 customer.

11.	ACCRUED EXPENSES

Accrued expenses at March 31, 2007 consist of the following:

Accrued compensation	$687,407
Accrued license fees	36,000
Accrued interest	296,527
Accrued expenses - other	193,145

Total	$1,213,079

12.	SHARE EXCHANGE AGREEMENT

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

13.	PAYABLE TO SHAREHOLDER

During the second quarter of 2006 one of the shareholders of the Company, who is a former director who resigned during the second quarter, was assigned certain debts of the company pursuant to assignment agreements between the shareholder and creditors as follows:

Payable to Vocalscape, Inc. former parent (N/K/A Nevstar)	$265,617
Former officer note payable and accrued compensation	214,410
Accounts payable to related party attorney	420,000
Total	$900,027

There was no consideration given by the Company to assign these debts. They were assigned from the vendors directly to the shareholder in a private transaction between those parties.

14.	SUBSEQUENT EVENTS

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

GOING CONCERN

Our company has nominal revenues and has incurred net losses in the first quarter of $514,878 and net cash used in operations of $284,663 in the three months ended March 31, 2007. Our current liabilities exceed our current assets by $4,171,255 and we have an accumulated deficit and stockholder’s deficit of $10,623,388 and $4,145,904 respectively, at March, 2006. These conditions give rise to substantial doubt about Vocalscape’s ability to continue as a going concern. Vocalscape’s ability to continue developing its operations and generate revenues or its ability to obtain additional funding will determine its ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

The Company recorded revenues of $10,511 for the quarter ending March 31, 2007, as compared to revenues of $100,967 for the quarter ending March 31, 2006.

General and administrative expenses decreased to $66,845 for the quarter ending March 31, 2007, a decrease of 21.4% over expenses of $85,096 for the quarter ending March 31, 2006. General and administrative expenses in this first quarter of 2007 consist primarily of rent, telephone, travel sales and other general corporate and office expenses.

Interest expense was $61,230 for the quarter ending March 31, 2007, a decrease of 68.3% over expense of $193,044 for the quarter ending March 31, 2006. This interest expense consists of interest on various loans, and convertible debentures.

Compensation expense for the quarter ending March 31, 2007, was $176,857, as compared to $33,323 for the quarter ending March 31, 2006. Compensation expense for the current quarter consists of salaries paid to the Company’s officers.

Professional fees decreased to a credit of $17,182 for the quarter ending March 31, 2007, a decrease of 113% compared to an expense of $132,093 for the quarter ending March 31, 2006. These consist of primarily of legal and accounting fees in 2006 as a result of the Company being a reporting issuer under the Securities Exchange Act of 1934, as amended. In 2007, a credit results from a credit from a related party legal services provider.

Consulting fees expense for the quarter ending March 31, 2007 was $153,616, an increase of 37.6% over expenses of $111,624 for the quarter ending March 31, 2006. The consulting fees in this first quarter of 2007 primarily relate to amounts paid to non-officer and director persons performing services on behalf of Vocalscape.

Depreciation expense for the quarter ending March 31, 2007 was $1,686, compared to $1,686 for the quarter ending March 31, 2006.

The net loss for the quarter ending March 31, 2007 is $514,878 (net loss per share of $0.01 compared to a net loss for quarter ending March 31, 2006 of $493,269 (net loss per share of $0.18).

LIQUIDITY AND CAPITAL RESOURCES

The Company has cash and cash equivalents of $4,479, total current liabilities of $4,175,734 and total assets of $29,830 at March 31, 2007. The Company continues to incur costs, but has not secured adequate new revenue to cover the costs. The Company does not currently have an adequate source of reliable, long-term revenue to fund operations. As a result, Vocalscape is completely dependent on outside sources of capital funding to continue operations. There can be no assurances that the company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there are no assurances that the Company will be able to secure adequate sources of new capital funding, whether it is in the form of share capital, debt, or other financing sources.

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

We have limited funds with which to pursue the acquisition of new business opportunities, as we have generated losses since our inception. In our pursuit of acquiring new business opportunities, we anticipate needing additional funds to cover legal and accounting expenses, due diligence expenses and other costs. Subject to the availability of adequate financing, Vocalscape will continue to focus on providing services to our existing customers, marketing and selling our products to new customers and the continuous development of our products and services

EVENTS SUBSEQUENT TO THE QUARTER ENDED MARCH 31, 2007

In April 2007, the Company offered and sold 3,795,000 shares of common stock for an aggregate purchase price of $18,881. Such offering made in under Rule 903(b)(3), promulgated under the Securities Act of 1933, as amended.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In February 2007, the Company issued a convertible promissory note for $120,000. The note principal is convertible into 3,000,000 shares of common stock immediately and automatically converted after 30 days. In March 2007, the note was converted into shares of common stock at a rate of $.04 per share, resulting in the issuance of 3,000,000 shares. The offer and sale of the note was made pursuant to Section 4(2) of the Securities Act, in a private transaction not involving any public offering.

In April 2007, the Company offered and sold 3,795,000 shares of common stock for an aggregate purchase price of $18,881. Such offering made in under Rule 903(b)(3), promulgated under the Securities Act of 1933, as amended. The shares were offered to non-US persons, in an offshore offering not involving any directed selling efforts in the US.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.
ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
Number  Description

3.1.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.2	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.3	Certificate of Amendment to Articles of Incorporation of the Company filed October 25, 2001 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on December 18, 2001).

3.1.4	Certificate of Amendment to Articles of Incorporation of the Company filed November 6, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on May 18, 2006).

3.1.5	Certificate of Amendment to Articles of Incorporation of the Company filed January 3, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 17, 2007).

3.2.1	Bylaws (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vocalscape Networks, Inc. (Name of Registrant)

Date: May 15, 2007	By:	/s/ Ron McIntyre
Ron McIntyre
President

EXHIBIT INDEX

Exhibit
Number  Description

3.1.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.2	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.3	Certificate of Amendment to Articles of Incorporation of the Company filed October 25, 2001 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on December 18, 2001).

3.1.4	Certificate of Amendment to Articles of Incorporation of the Company filed November 6, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on May 18, 2006).

3.1.5	Certificate of Amendment to Articles of Incorporation of the Company filed January 3, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 17, 2007).

3.2.1	Bylaws (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.