Form 10QSB
period 2007-06-30
Vocalscape Networks, Inc.
filed 2007-08-20
CIK 1083721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of August 17, 2007, there were171,244,755 shares of the Registrant’s common stock, $0.001 par value per share, outstanding, and 35,000 shares of Series A Convertible Preferred Stock outstanding, and 25,000,000 shares of Class A Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):Yes ☐ No ☒

VOCALSCAPE NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED JUNE 30, 2007

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements	1

		Consolidated Balance Sheet as of June 30, 2007 (unaudited)

		Consolidated Statements of Operations - for the three and six months ended June 30, 2007 and 2006(unaudited)

		Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (unaudited)

		Notes to Unaudited Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

	Item 3.	Controls and Procedures	1

Part II.	Other Information
	Item 1.	Legal Proceedings	4
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4
	Item 3.	Defaults Upon Senior Securities	4
	Item 4.	Submission of Matters to a Vote of Security Holders	4
	Item 5.	Other Information	4
	Item 6.	Exhibits	5

Signatures			5

Certifications			6

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-QSB release contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, the company’s ability to (i) adapt to rules and regulations that may be promulgated that affect how Vocalscape must conduct its Voice-over-Internet Protocol business and operations; (ii) market and distribute its Voice-over-Internet Protocol services; (iii) secure capital to continue operations; (iv) achieve and manage growth; and (v) develop or acquire new technology to effectively provide new and/or better services. Additional factors that will impact the company’s success include the company’s ability to attract and retain qualified personnel; the voting decisions of Robert Koch, who controls approximately 78% of the voting power of all securities of Vocalscape; and other factors discussed in Vocalscape’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Vocalscape Networks, Inc. and Subsidiary

Index to Consolidated Financial Statements

Page(s)
Consolidated Balance Sheet (unaudited)	3

Consolidated Statements of Operations (unaudited)	4

Consolidated Statements of Cash Flows (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6-22

Vocalscape Networks, Inc. and Subsidiary
Consolidated Balance Sheet
June 30, 2007
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$-
Total current assets	-
Investment in non-marketable equity securities	17,290
Property and equipment, net	21,447
Development costs, net	1,478
Total assets	$40,215

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Bank overdraft	$8,580
Loans and notes payable	1,292,000
Loans and notes payable, related parties	156,116
Loan payable due for software purchase, net of discount	129,571
Accounts payable	260,170
Accounts payable, related parties	202,484
Accrued expenses	1,170,634
Accrued expenses, related parties	188,977
Convertible debentures	84,912
Payable to shareholder	900,027
Embedded conversion option liability	163,780
Other liablilities	14,289
Total current liabilities	4,571,540

Commitments and contingencies (Note 10)

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 25,000,000 authorized
Series A, voting convertible preferred stock, 100,000
shares authorized, 35,000 shares issued and outstanding
(liquidation value $0.50 per share)	35
Common stock, $0.001 par value, 400,000,000 authorized,
118,468,172 issued and outstanding	79,956
Common stock issuable, at par value (5,004,969 shares)	5,005
Common stock issuable, Class A non voting, $.001 par value, 100,000,000 shares authorized, 100,000,000 shares issued and outstanding	100,000
Common stock and Common Stock, Class A subscriptions receivable	(1,285,000)
Additional paid-in capital	7,757,746
Accumulated deficit	(11,189,067)
Total stockholders' deficit	(4,531,325)
Total liabilities and stockholders' deficit	$40,215

See accompanying notes to consolidated financial statements

Vocalscape Networks, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$39,250	$43,351	$49,761	$144,318
Cost of revenue	739	3,589	1,478	16,740
Gross profit	38,511	39,762	48,283	127,578

Costs and expenses:
Compensation	166,940	85,646	343,797	118,969
Consulting	101,737	172,670	255,353	284,294
Professional fees	65,585	75,036	48,403	207,129
Bad debts		-		-
General and administration	47,971	75,690	114,816	160,784
	382,233	409,042	762,369	771,176
Loss from operations	(343,722)	(369,280)	(714,086)	(643,598)

Other income (expense)
Loss on conversion	-	(220,000)	-	(220,000)
Interest expense	(158,192)	(32,715)	(299,422)	(225,760)
Change in fair value of embedded conversion
option liability	(63,780)	-	(63,780)	-
Settlement expense	-	(1,414,000)	-	(1,414,000)
Bad debt recovery	-	20,873	-	20,873
Writeoff	-	-	-	(22,602)
Other Income	-	6	-	6
Foreign currency transaction gain (loss), net	15	(3,105)	(3,269)	(6,409)
Total other income (expense)	(221,957)	(1,648,941)	(366,471)	(1,867,892)

Net loss	$(565,679)	$(2,018,221)	$(1,080,557)	$(2,511,490)

Net loss per share - basic and diluted	$(0.01)	$(0.24)	$(0.01)	$(0.46)

Weighted average shares outstanding
during the period	79,750,408	8,259,964	93,562,405	5,504,780

See accompanying notes to consolidated financial statements

Vocalscape Networks, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,080,557)	$(2,511,490)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	4,851	4,852
Amortization of debt discount	169,519	160,000
Deferred consulting fees amortization	146,667	-
Stock options granted for services	14,029	-
Stock options exercises paid for with services	1,850	-
Non cash loan fee	20,000	-
Foreign currency transaction loss	1,143	-
Non cash revenues	(17,290)	-
Change in fair value of embedded conversion option liability	63,780	-
Loss on debt conversion	-	280,000
Loss on debt settlement	-	1,414,000
Changes in other assets and liabilities:
Other assets	-	(2,200)
Deferred revenue	-	(45,000)
Accounts payable	33,513	18,105
Accounts payable, related party	(4,943)	59,175
Accrued expenses	(28,613)	48,515
Accrued expenses, related aprties	174,659	-
Net cash used in operations	(501,392)	(574,043)

Cash flows from investing activities:
Acquisition of property and equipment	-	-
Acquisition of software for development	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Bank overdraft	4,257	-
Payment of expense for Vocalscape, Inc.		(7,364)
Loan proceeds from related party	4,700	-
Proceeds from common stock sales	197,738	165,398
Prepaid liability for stock subscription		45,000
Repayment of notes payable	-	(5,000)
Loan proceeds	280,000	410,612
Net cash provided by financing activities	486,695	608,646
Net increase (decrease) in cash and cash equivalents	(14,697)	34,603
Cash and cash equivalents, beginning of period	14,697	-
Cash and cash equivalents, end of period	$-	$34,603

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and
financing activities:
Conversion of debt to common stock	$120,000	$235,000
Conversion of debt to preferred stock	$-	$5,000
Assignment of debt from creditors to related party shareholder	$-	$900,027
Settlement of accrued liabilites with common stock	$-	$86,000
Recording of beneficial conversion value to debt discount and APIC	$60,000	$-
Record initial fair value of embedded conversion option as debt discount	$100,000	$-
Exchange of accounts payable for common stock on exercise of options	$37,900	$-
Recording of deferred consulting	$60,000	$-
Stock subscription	$1,000,000	$-

See accompanying notes to consolidated financial statements

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

1.	NATURE OF BUSINESS AND GOING CONCERN

Nature of Business and Current Operations – Vocalscape Networks, Inc. and Subsidiary (VNOS) is a developer of Voice over Internet Protocol (VoIP) telephony solutions. VNOS provides VoIP telephony solutions and communications software for Internet Service Providers (ISPs), Internet Telephony Service Providers (ITSPs) and Telecommunications companies worldwide. VNOS develops VoIP and interactive communications software, including Soft phone applications, Customer Acquisition and Billing Systems, SIP Servers, Gatekeepers and Virtual Calling Cards. VNOS’s strategy is to focus on VoIP software and Long Distance termination solutions that bring together a full range of communications solutions and services thereby providing a turn-key VoIP infrastructure for ISP’s, ITSP’s and Telecommunications companies.

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

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

Going Concern – The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had a net loss in the first six months of 2007 of $1,080,557, net cash used in operations in the first six months of 2007 of $501,392, and working capital deficit of $4,571,540, accumulated deficit of $11,189,067 and stockholders’ deficit of $4,531,325 at June 30, 2007.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

In order to execute its business plan, the Company will need to raise additional working capital and generate additional revenues. There can be no assurance that the Company will be able to obtain the necessary working capital or generate additional revenues to execute its business plan. During the first six months of 2007, the Company generated revenues from customer consulting agreements and raised capital through initiating a Regulation S offering by VSI and entering into additional Promissory Notes. Management believes the continuation of revenues combined with additional capital raises and additional promissory notes will provide the Company the ability to continue as a going concern.

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

Investments - Certain securities that the Company may invest in may be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18").

Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. The cost of investments sold is based on the specific identification method.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

The Company periodically reviews its investments in non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. GAAP requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments.

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

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

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

No software development costs were amortized during the years ended December 31, 2004 and 2003 as the product was not considered to be generally released until 2005. The sales recorded during 2004 occurred prior to the general release. Amortization was recorded in 2006 and 2007 and is included in cost of revenues.

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

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

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

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

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

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

As of December 31, 2006, all warrants had expired except for 1,250. At June 30, 2007 there were also 2,505 options outstanding.

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

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

Reclassifications

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform with the 2007 presentation.

3.	INVESTMENT IN NON-MARKETABLE EQUITY SECURITIES

The composition of non-marketable securities at June 30, 2007 is as follows:

	Cost	Fair Value
Equity securities	$17,290	$17,290

During April 2007 the Company received 2.1 million equity securities of a customer based in Europe. These securities were received from this private company as payment for services rendered. The value of the securities could not be determined and the value of the services was also not determinable, therefore the Company valued the securities at a nominal value equal to the par value of the securities or $17,290 which the Company believes is below the value of services provided. This amount was recorded as revenues.

4.	PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2007, consists of the following:

Office equipment	$35,854
Accumulated depreciation	(14,407)
Property and equipment, net	$21,447

Depreciation during 2007 and 2006 was $3,373 and $3,373, respectively.

5.	DEVELOPMENT COSTS

Capitalized software development cost consists of the following at June 30, 2007:

Cost	$8,869
Accumulated amortization	(7,391)
Software, net	$1,478

During January 2004 the Company capitalized $136,538 relating to a suite of software products purchased by a related party and assigned to the Company with the related liabilities (see Notes 7 and 9). The related liabilities due to the seller are collateralized by the purchased software. These products had already reached the point of technological feasibility prior to the Company’s purchase and needed some modifications by the Company to bring the product to market. Accordingly, no amortization had been charged to operations as of December 31, 2004. Due to the lack of available resources during 2004 and subsequent, the Company did not allocate the resources to this project and instead allocated resources to other software projects being developed internally. Accordingly, since the Company could not reliably project any positive cash flows from this asset, the Company has recorded an impairment loss of $136,538 at December 31, 2004. During December 2004, the Company recorded $8,869 of software costs for certain VoIP products, which it had been developing internally and had reached technological feasibility. During the year ended December 31, 2004, the Company had no amortization expense. During 2005 the Company recognized $ 2,956 of amortization expense, upon general release of the software product. During 2006 the Company recognized $2,956 of amortization expense. During the first six months of 2007 the Company recognized $1,478 of amortization expense.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

6.	NOTES PAYABLE, NOTES PAYABLE RELATED PARTIES AND CONVERTIBLE DEBENTURES

Notes payable to related and unrelated parties consists of the following at June 30, 2007:

Note payable to the related party principal shareholder and officer of the Parent and to companies owned or controlled by him; due on demand; unsecured; with interest at prime plus 2% to 3% (10.25% to 11.25% at June 30, 2007)	$97,116
Note payable to law firm, due on demand, non-interest bearing	59,000

Subtotal - Notes payable related parties	156,116

Notes payable to two individuals with interest accruing at 10%	159,000
Notes payable to six individuals; due on demand; unsecured; with interest at prime plus 3% (11.25% at June 30, 2007)	1,133,000

Subtotal - Notes payable unrelated parties	1,292,000

Total Notes Payable	$1,448,116

The weighted average interest rate on short term outstanding as of June 30, 2007 was 10.66%.

Convertible Debentures - In October 2005, upon recapitalization, the Company assumed four 10% one-year convertible debentures to four individuals for $11,698, $60,705, $6,121 and $6,388 cash. These debentures had been issued in October and November 2004. The debentures are convertible into 2,123 common shares based on a conversion rate of $40 per share. The embedded conversion options were determined not to be derivatives at the issuance date or as of June 30, 2007 since the debt qualifies as conventional convertible debt. Based upon the conversion rate at the issuance date, there was no beneficial conversion feature recorded.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

Convertible Promissory Notes and Conversion

In February 2007, the Company issued a convertible promissory note for $120,000. The note principal is convertible into 3,000,000 shares of common stock. Management has determined that this note qualifies as conventional convertible debt pursuant to SFAS 133 and EITF 00-19 and accordingly the embedded conversion option is not a derivative. The convertible promissory note was to be converted into common stock in March 2007. The Company computed a beneficial conversion value of $60,000 based on the quoted stock price on the grant date of $.06 per share. The $60,000 was recorded as a debt discount and credited to additional paid-in capital. The debt discount was amortized to interest expense in March 2007 when the note was to be automatically converted into stock. The Company received proceeds on the note of $100,000 and they were charged $20,000 as a loan fee. The loan fee was charged to interest expense in March 2007. Since the stock had not been issued as of June 30, 2007, it is included in the attached balance sheet as issuable shares.

On April 30, 2007 the Company issued a convertible promissory note for $150,000. The Company received $100,000 of the proceeds from this note during the second quarter and $50,000 in July 2007 and therefore has recorded a note payable of $100,000 as of June 30, 2007. The note bears interest at prime plus three percent, is due on demand and is collateralized by non-marketable equity securities owned by the Company (see Note 3). The note holder has the option to convert the note into Common Stock of the Company within 365 days of the note date at the lessor of 50% of the closing market price of the Common Stock on the date the written notice is provided by the holder of the note or $0.10 per share. Management of the Company has determined that the note is a derivative and contains an embedded conversion option since the variable conversion rate causes an inability to guarantee that there will be enough authorized shares available if the holder elects to convert. The Company recorded an embedded conversion option liability on this note of $169,596. This created a change in fair value of the embedded conversion options of $69,596 that was recorded as an other expense. Since the note is due on demand, the Company recognized $100,000 of interest expense on the debt discount. At June 30, 2007 the Company adjusted the embedded conversion option liability to fair value and decreased it by $5,816 due to changes in market value. The $5,816 was credited to expense in June 2007. The embedded conversion option was valued using the Black-Scholes model with the following assumptions in May 2007 and June 30, 2007: stock price $0.02 and $.015, exercise price of $.01 and $.0075, volatility of 242%, term of 1 year and .83 years, and interest rate of 4.8%.

The Company also determined that all other common stock equivalent securities including the convertible debentures, warrants and options, but excluding conventional convertible debt, may require classification as liabilities due to the authorized shares problem. However, due to the relatively large conversion and exercise prices of these other instruments, the fair value of the liabilities at all dates from April 2007 through June 30, 2007 was zero.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

7.	LOAN PAYABLE FOR SOFTWARE PURCHASE

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

The loan payable balance at June 30, 2007 was as follows:

Loan payable	$131,746
Debt discount	(2,175)
Loan payable, net of discount	$129,571

This loan payable is collateralized by the software asset. Additional interest in the amount of $5,522 was accrued in 2007. The loan is currently in default.

8.	STOCKHOLDERS’ DEFICIT

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

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

Common Stock Issued for Cash and Subscriptions Receivable

During 2007 the Company sold 48,054,781 common shares for net proceeds of $167,738 pursuant to a Regulation S Stock Purchase Agreement.

In May 2007 the Company entered into a subscription agreement with an individual to purchase 100,000,000 shares of the Class A non voting common stock of the Company. The total sales price is $1,000,000. It is to be paid in four blocks. The Company issued the first block of 25,000,000 shares on July 11, 2007. All 100,000,000 shares are reflected in the accompanying balance sheet as common stock issuable and a subscription receivable at June 30, 2007. The Company expects to receive payment in August or September 2007 for the first block of shares issued in July 2007.

Common Stock Issued for Exercise of Stock Options

In January 2007 the Company issued 225,000 common shares upon exercise of a stock option at $.04 per share. The exercise price was paid for with a payable that was due to the option holder. In May 2007, the company issued 575,000 common shares to the same option holder upon exercise of a stock option at $.01 per share in exchange for a payable of $5,750.

In March 2007 the Company issued 3,000,000 common shares upon exercise of stock options at $.01 per share and received the $30,000 exercise price in cash.

In March 2007 the Company issued 1,000,000 common shares upon exercise of stock options at $.02 per share which was paid for $18,150 with a payable due to the option holder and the remaining $1,850 was expensed as a professional fee.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

In June 2007, the company issued 500,000 common shares upon exercise of stock options at $.01 per share in exchange for a payable of $5,000.

Common Stock Issued Upon Conversion of Note

In 2007 a note holder converted a $120,000 convertible promissory note at $.04 and the Company issued 3,000,000 shares. (See Note 6)

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

In March 2007 the Company granted options for 3,000,000 common shares at an exercise price of $.01 per share pursuant to a consulting agreement. The options were valued at $60,000 ($.02 per option), using a Black-Scholes option pricing model with the following assumptions: stock price $0.03, exercise price of $.01, volatility of 282%, term of 1 day, and interest rate of 4.8%. The term of 1 day was used since as intended the recipient exercised their options immediately on the grant date (see above). The value is to be recognized over the requisite service period and accordingly, $50,000 was deferred as of March 31, 2007. During the second quarter of 2007 $50,000 of the deferred consulting was expensed.

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

In May 2007, the Company granted 575,000 options to a law firm for services provided. The options were valued at $2,877 ($.005 per option) using a Black-Scholes option pricing model with the following assumptions: stock price $0.015, exercise price of $.01, volatility of 242%, term of 1 day, and interest rate of 4.8%. The term of 1 day was used since as intended the recipient exercised their options immediately on the grant date. The Company recognized $2,877 in expense

In June 2007 the Company granted 500,000 options to a consultant for services provided. The options were valued at $1,513 using a Black-Sholes Option Pricing Model with the following assumptions: stock price $0.013, exercise price of $.01, volatility of 242%, term of 1 day, and interest rate of 4.8%. The term of 1 day was used since as intended the recipient exercised their options immediately on the grant date. The Company recognized $1,513 in expense.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

Warrants - Upon the recapitalization in October 2005, the Company assumed outstanding warrants as follows: At December 31, 2005 there were warrants to purchase 41,347 shares at an exercise price of $72.00 expiring December 31, 2006; 214 shares at an exercise price of $.40 expiring December 31, 2006 and 1,250 shares at an exercise price of $100.00 expiring December 31, 2009. Total warrants outstanding at December 31, 2005 were 42,811. At December 31, 2005, 2,632 options exercisable at $72.00 had expired and are excluded from the above balance. As of December 31, 2006, all warrants had expired except for the 1,250 at an exercise price of $100 which expire December 31, 2009. (See Note 6)

   Options

A summary of the options issued to employees and assumed in the recapitalization and changes during the second quarter ending June 30, 2007 and 2006 is presented below.

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2006	2,505	$38.20
Granted	7,500,000.0474
Exercised	(7,500,000)	$.0474
Expired	-	$80.00
Balance at December 31, 2006	2,505	$38.20

Weighted average fair value of options granted during the year		$.0474
Balance at January 1, 2007	2,505	38.20
Granted	5,300,000.014
Exercised	(5,300,000)	$.014
Expired	-
Balance at June 30, 2007	2,505	$38.20

Weighted average fair value of options granted during the year		$.0165

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

The following table summarizes information about employee stock options outstanding at June 30, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2007	Weighted Average Exercise Price
$40	229	0.39 Years	$40.00	229	$40.00
$38	2,276	1.25 Years	$38.00	2,276	$38.00
	2,505		$38.20	2,505	$38.20

9.	RELATED PARTY TRANSACTIONS

Notes payable to a related party director or his affiliates were $97,116 at June 30, 2007.

At June 30, 2007 accrued expenses to related parties amounted to $188,977 which includes $20,109 of accrued interest

In October 2006 the Company accepted a $165,000 subscription promissory note from a Director (former officer) as payment for the exercise of his 3,000,000 stock options. Management believes this amount may be materially offset, with the director’s approval, against loans and accrued compensation due to this director or his controlled affiliates. Loans and accrued compensation due to this director at June 30, 2007 was $265,984.

Certain officers and directors of the Company remain as officers and directors of the former parent, Vocalscape, Inc. now known as Nevstar.

The Company has an agreement with a related party director dated August 25, 2005 for legal services with his law firm whereby the related party is periodically issued vested non-forfeitable common shares of the Company so the director shall hold 4.9% of the issued and outstanding common shares and any proceeds from the sale of such shares by the related party are credited against invoice amounts due to that related party for legal services. The agreement has no stated term. Due to the contingent nature of the proceeds and the unstated term of the legal service agreement, the fair value of any shares issued will be expensed when issued. The related party invoices are accrued to accounts payable, periodically paid in cash and the accounts payable and legal expenses are credited for any proceeds in the period the proceeds are received by the related party and reported to the Company. As of June 30, 2007 proceeds in the amount of $ 42,871 were reported to the Company in 2007. These proceeds were credited to legal expenses and reduced the payable to the related party. No additional shares were issued as the director held in excess of 4.9% of the common stock of the Company. At June 30, 2007 accounts payable to this law firm were $202,484 and included in accounts payable, related parties. In addition a loan payable to the law firm was $59,000 and included in loans and notes payable, related parties. Expenses incurred by the Company during 2007 to this law firm were a credit of ($4,943) due to the $42,871 credit above.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

10.	COMMITMENTS AND CONTINGENCIES

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

The Company enters into sales agent and distributor agreements to sell its products. These agreements are primarily commission based. There were no commissions payable as of June 30, 2007.

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

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

In July and August 2005 the Company received correspondence from a former officer and former employee regarding threatened material litigation relating to alleged compensation due to each employee. Although the Company disputes such amounts, these amounts aggregating $ 687,407 had been previously accrued in a period prior to 2005 and are reflected in accrued expenses at June 30, 2007.

11.	CONCENTRATIONS

Revenues - During 2007, the Company had revenues from 3 customers. During 2006, the Company had revenues from 5 customers.

12.	ACCRUED EXPENSES

Accrued expenses at June 30, 2007 consist of the following:

Accrued compensation	$687,407
Accrued license fees	36,000
Accrued interest	333,077
Accrued expenses - other	114,150
Total	$1,170,634

13.	SHARE EXCHANGE AGREEMENT

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
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)

14.	PAYABLE TO SHAREHOLDER

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

15.	SUBSEQUENT EVENTS

In July 2007 the Company received a loan for $50,000 in exchange for a convertible promissory note that bears interest at prime plus three percent and is collateralized by stock owned by the Company. This loan was part of a $150,000 note that was issued on April 30, 2007. (See note 6)

In July 2007, the company issued 25,000,000 Class A non voting common shares related to subscription agreement with an individual. (See note 8)

In July 2007, the Company issued 27,432,350 common shares in exchange for $51,600 net proceeds under the Regulation S offering.

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

GOING CONCERN

Our company has nominal revenues and has incurred net losses in the six months ended June 30, 2007, of $1,080,557 and net cash used in operations of $501,392 in the six months ended June 30, 2007. Our current liabilities exceed our current assets by $4,571,540 and we have an accumulated deficit and stockholder’s deficit of $11,189,067 and $4,531,325, respectively, at June 30, 2007. These conditions give rise to substantial doubt about Vocalscape’s ability t o continue as a going concern. Vocalscape’s ability to continue developing its operations and generate revenues or its ability to obtain additional funding will determine its ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

The Company recorded revenues of $49,761 for the six months ending June 30, 2007, as compared to revenues of $144,318 for the six months ending June 30, 2006.

General and administrative expenses decreased to $114,816 for the six months ending June 30, 2007, a decrease of 28.6% over expenses of $160,784 for the six months ending June 30, 2006. General and administrative expenses in this first half of 2007 consist primarily of rent, telephone, travel sales and other general corporate and office expenses.

Interest expense was $299,422 for the six months ending June 30, 2007, an increase of 32.6% over expense of $225,760 for the six months ending June 30, 2006. This interest expense consists of interest on various loans, and convertible debentures and amortization of debt discounts.

Compensation expense for the six months ending June 30, 2007, was $343,797, as compared to $118,969 for the six months ending June 30, 2006. Compensation expense for the current year consists of salaries paid to employees and the Company’s officers.

Professional fees decreased to $48,403 for the six months ending June 30, 2007, a decrease of 76.6% compared to an expense of $207,129 for the six months ending June 30, 2006. These consist of primarily of legal and accounting fees in 2006 as a result of the Company being a reporting issuer under the Securities Exchange Act of 1934, as amended. In 2007, the net professional fees are lower due to credits from a related party legal services provider.

Consulting fees expense for the six months ending June 30, 2007 was $255,353, an increase of 10% over expenses of $284,294 for the six months ending June 30, 2006. The consulting fees 2007 primarily relate to amounts paid to non-officer and director persons performing services on behalf of Vocalscape.

The net loss for the six months ending June 30, 2007 is $1,080,557 (net loss per share of $0.01), compared to a net loss for the six months ending June 30, 2006 of $2,511,490 (net loss per share of $0.46).

LIQUIDITY AND CAPITAL RESOURCES

The Company has cash and cash equivalents of $0.00, total current liabilities of $4,571,540 and total assets of $40,215 at June 30, 2007. The Company continues to incur costs, but has not secured adequate new revenue to cover the costs. The Company does not currently have an adequate source of reliable, long-term revenue to fund operations. As a result, Vocalscape is completely dependent on outside sources of capital funding to continue operations. There can be no assurances that the company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there are no assurances that the Company will be able to secure adequate sources of new capital funding, whether it is in the form of share capital, debt, or other financing sources.

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

We have limited funds with which to pursue the acquisition of new business opportunities, as we have generated losses since our inception. In our pursuit of acquiring new business opportunities, we anticipate needing additional funds to cover legal and accounting expenses, due diligence expenses and other costs. Subject to the availability of adequate financing, Vocalscape will continue to focus on providing services to our existing customers, marketing and selling our products to new customers and the continuous development of our products and services

EVENTS SUBSEQUENT TO THE QUARTER ENDED JUNE 30, 2007

On July 16, 2007, we sold 25,000,000 shares of Class A Common Stock of the Company, at a purchase price of $.01 per share, under a subscription agreement to purchase 100,000,000 shares. As of the filing date of this Form 10-QSB, the proceeds of $250,000 have not been received by the Company.

In July, 2007, we sold 27,432,350 shares of common stock of the Company, at a purchase price of $.00188 per share, for aggregate proceeds of $51,600.

In July 2007, we received the remaining $50,000 of proceeds relating to a $150,000 convertible promissory note issued in April 2007.

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

Vocalscape Networks, Inc.
(Name of Registrant)

Date: August 20, 2007	By:	/s/ Ron McIntyre
Ron McIntyre
President