Form 10QSB
period 2007-09-30
Vocalscape Networks, Inc.
filed 2007-11-19
CIK 1083721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to ____

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of November 12, 2007, there were 211,525,694 shares of the Registrant’s common stock, $0.001 par value per share, outstanding, and 35,000 shares of Series A Convertible Preferred Stock outstanding, and 100,000,000 shares of Class A Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

VOCALSCAPE NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED SEPTEMBER 30, 2007

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Vocalscape Networks, Inc. and Subsidiary
Consolidated Financial Statements
For the Nine Months ended September 30, 2007 and 2006
(Unaudited)

Vocalscape Networks, Inc. and Subsidiary

Index to Consolidated Financial Statements

Page(s)
Consolidated Balance Sheet (unaudited)	2

Consolidated Statements of Operations (unaudited)	3

Consolidated Statements of Cash Flows (unaudited)	4

Notes to Consolidated Financial Statements (unaudited)	5-23

Vocalscape Networks, Inc. and Subsidiary
Consolidated Balance Sheet
September 30, 2007
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$-
Total current assets	-
Investment in non-marketable equity securities	17,290
Property and equipment, net	19,761
Development costs, net	739
Total assets	$37,790

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Bank overdraft	$4,143
Loans and notes payable	1,342,000
Loans and notes payable, related parties	177,568
Loan payable due for software purchase, net of discount	130,659
Accounts payable	281,790
Accounts payable, related parties	221,346
Accrued expenses	1,210,101
Accrued expenses, related parties	249,246
Convertible debentures	84,912
Payable to shareholder	900,027
Embedded conversion option liability	212,752
Other liablilities	14,289
Total current liabilities	4,828,833

Commitments and contingencies (Note 10)

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 25,000,000 authorized Series A, voting convertible preferred stock, 100,000 shares authorized, 35,000 shares issued and outstanding (liquidation value $0.50 per share)	35
Common stock, $0.001 par value, 400,000,000 authorized, 185,721,461 issued and outstanding	185,722
Common stock issuable, at par value (5,004,969 shares)	5,005
Common stock , Class A non voting, $.001 par value, 100,000,000 shares authorized, 100,000,000 shares issued and outstanding	100,000
Common stock and Common Stock, Class A subscriptions receivable	(1,285,000)
Additional paid-in capital	7,774,926
Accumulated deficit	(11,571,731)
Total stockholders' deficit	(4,791,043)
Total liabilities and stockholders' deficit	$37,790

See accompanying notes to consolidated financial statements

Vocalscape Networks, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$4,000	$36,229	$53,761	$180,547
Cost of revenue	739	739	2,217	17,478
Gross profit	3,261	35,490	51,544	163,069

Costs and expenses:
Compensation	148,035	85,087	491,832	204,056
Consulting	51,876	411,238	307,229	695,532
Professional fees	24,050	39,892	72,453	247,021
Bad debts		-		-
General and administration	51,307	121,187	166,122	281,972
	275,268	657,404	1,037,636	1,428,581
Loss from operations	(272,007)	(621,914)	(986,092)	(1,265,512)

Other income (expense)
Loss on conversion	-	-	-	(220,000)
Interest expense	(111,685)	(36,621)	(411,108)	(262,381)
Change in fair value of embedded conversion option liability	1,028	-	(62,752)	-
Settlement expense	-	-	-	(1,414,000)
Bad debt recovery	-	-	-	20,873
Writeoff	-	-	-	(22,602)
Other Income	-	-	-	6
Foreign currency transaction gain (loss), net	-	(2,348)	(3,269)	(8,757)
Total other income (expense)	(110,657)	(38,969)	(477,129)	(1,906,861)

Net loss	$(382,664)	$(660,883)	$(1,463,221)	$(3,172,373)

Net loss per share - basic and diluted	$(0.00)	$(0.04)	$(0.01)	$(0.35)

Weighted average shares outstanding during the period	259,934,809	15,972,280	141,471,891	9,032,289

See accompanying notes to consolidated financial statements

Vocalscape Networks, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006

Cash flows from operating activities:
Net loss	$(1,463,221)	$(3,172,374)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7,276	7,278
Amortization of debt discount	220,607	160,000
Deferred consulting fees amortization	146,667	-
Stock compensation expense		236,780
Stock options granted for services	14,175	-
Stock options exercises paid for with services	5,050	-
Non cash loan fee	20,000	-
Foreign currency transaction loss	1,143	-
Non cash revenues	(17,290)	-
Change in fair value of embedded conversion option liability	62,752	-
Loss on debt conversion	-	353,333
Loss on debt settlement	-	1,414,000
Changes in other assets and liabilities:
Other assets	-	(4,950)
Deferred revenue	-	(45,000)
Accounts payable	55,133	(4,561)
Accounts payable, related party	13,919	88,915
Other accrued liabilities	(93,883)
Accrued expenses	104,737	75,880
Accrued expenses, related aprties	234,928	-
Net cash used in operations	(688,007)	(890,699)

Cash flows from investing activities:
Acquisition of property and equipment	-	-
Acquisition of software for development	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Bank overdraft	(180)	185
Payment of expense for Vocalscape, Inc.		-
Loan proceeds from related party	26,152	-
Proceeds from common stock sales	317,338	533,145
Prepaid liability for stock subscription		-
Repayment of notes payable	-	(53,243)
Loan proceeds	330,000	410,612
Net cash provided by financing activities	673,310	890,699
Net increase (decrease) in cash and cash equivalents	(14,697)	-
Cash and cash equivalents, beginning of period	14,697	-
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt to common stock	$120,000	$235,000
Conversion of debt to preferred stock	$-	$5,000
Assignment of debt from creditors to related party shareholder	$-	$900,027
Settlement of accrued liabilites with common stock	$-	$86,000
Recording of beneficial conversion value to debt discount and APIC	$60,000	$-
Record initial fair value of embedded conversion option as debt discount	$150,000	$-
Exchange of accounts payable for common stock on exercise of options	$37,900	$-
Recording of deferred consulting	$60,000	$-
Sale of common stock Class A for subscription receivable	$1,000,000	$-

See accompanying notes to consolidated financial statements

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2007
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

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

Going Concern – The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had a net loss in the first nine months of 2007 of $1,463,221, net cash used in operations in the first nine months of 2007 of $688,007, and working capital deficit of $4,828,833, accumulated deficit of $11,571,731 and stockholders’ deficit of $4,791,043 at September 30, 2007.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

In order to execute its business plan, the Company will need to raise additional working capital and generate additional revenues. There can be no assurance that the Company will be able to obtain the necessary working capital or generate additional revenues to execute its business plan. During the first nine months of 2007, the Company generated revenues from customer consulting agreements and raised capital through initiating a Regulation S offering by VSI and entering into additional Promissory Notes. Management believes the continuation of revenues combined with additional capital raises and additional promissory notes will provide the Company the ability to continue as a going concern.

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
September 30, 2007
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
September 30, 2007
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
September 30, 2007
(Unaudited)

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

Stock Based Compensation – On January 1, 2006, the Company implemented Statement of Financial Accounting Standard 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment” which replaced SFAS 123 “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS 123R. SFAS 123(R) and related interpretations requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The Company values any employee or non-employee stock based compensation at fair value using the Black Scholes Pricing Model. In adopting SFAS 123(R), the Company used the modified prospective application (“MPA”). MPA requires the Company to account for all new stock based compensation to employees using fair value, and for any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, the Company should recognize the compensation cost for that portion of the award that the requisite service was rendered on or after January 1, 2006. The fair value for these awards is determined based on the grant-date. There was no accounting effect of applying the MPA method.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

Foreign Currency Transactions - The Company’s corporate offices are located in New York in the United States and its operating offices are located in Canada. Although the Company’s accounts are maintained in U.S. dollars, the Company does maintain one Canadian dollar bank account and engages in various transactions resulting in deposits and disbursements to and from that bank account. The Canadian dollar bank account was closed in the second quarter of 2007.

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

Net Earnings (Loss) Per Share - Basic earnings (loss) per common share is based on the weighted-average number of all common shares and Class A common shares outstanding. The computation of diluted earnings (loss) per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share.

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

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

As of December 31, 2006, all warrants had expired except for 1,250. At September 30, 2007 there were also 2,505 options outstanding.

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
September 30, 2007
(Unaudited)

Reclassifications

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform with the 2007 presentation.

3.	INVESTMENT IN NON-MARKETABLE EQUITY SECURITIES

The composition of non-marketable securities at September 30, 2007 is as follows:

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

4.	PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007, consists of the following:

Office equipment	$35,854
Accumulated depreciation	(16,093)
Property and equipment, net	$19,761

Depreciation during 2007 and 2006 was $5,059 and $5,059, respectively.

5.	DEVELOPMENT COSTS

Capitalized software development cost consists of the following at September 30, 2007:

Cost	$8,869
Accumulated amortization	(8,130)
Software, net	$739

During January 2004 the Company capitalized $136,538 relating to a suite of software products purchased by a related party and assigned to the Company with the related liabilities (see Notes 7 and 9). The related liabilities due to the seller are collateralized by the purchased software. These products had already reached the point of technological feasibility prior to the Company’s purchase and needed some modifications by the Company to bring the product to market. Accordingly, no amortization had been charged to operations as of December 31, 2004. Due to the lack of available resources during 2004 and subsequent, the Company did not allocate the resources to this project and instead allocated resources to other software projects being developed internally. Accordingly, since the Company could not reliably project any positive cash flows from this asset, the Company has recorded an impairment loss of $136,538 at December 31, 2004. During December 2004, the Company recorded $8,869 of software costs for certain VoIP products, which it had been developing internally and had reached technological feasibility. During the year ended December 31, 2004, the Company had no amortization expense. During 2005 the Company recognized $ 2,956 of amortization expense, upon general release of the software product. During 2006 the Company recognized $2,956 of amortization expense. During the first nine months of 2007 the Company recognized $2,217 of amortization expense.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

6.	NOTES PAYABLE, NOTES PAYABLE RELATED PARTIES AND CONVERTIBLE DEBENTURES

Notes payable to related and unrelated parties consists of the following at September 30, 2007:

Note payable to the related party principal shareholder and officer of the Parent and to companies owned or controlled by him; due on demand; unsecured; with interest at prime plus 2% to 3% (9.75% to 10.75% at September 30, 2007)	$118,568
Note payable to law firm, due on demand, non-interest bearing	59,000

Subtotal – Notes payable related parties	177,568

Notes payable to two individuals with interest accruing at 10%	159,000
Notes payable to six individuals; due on demand; unsecured; with interest at prime plus 3% (10.75% at September 30, 2007)	1,183,000

Subtotal – Notes payable unrelated parties	1,342,000

Total Notes Payable	$1,519,568

The weighted average interest rate on short term outstanding as of September 30, 2007 was 10.25%.

Convertible Debentures - In October 2005, upon recapitalization, the Company assumed four 10% one-year convertible debentures to four individuals for $11,698, $60,705, $6,121 and $6,388 cash. These debentures had been issued in October and November 2004. The debentures are convertible into 2,123 common shares based on a conversion rate of $40 per share. The embedded conversion options were determined not to be derivatives at the issuance date or as of September 30, 2007 since the debt qualifies as conventional convertible debt. Based upon the conversion rate at the issuance date, there was no beneficial conversion feature recorded.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

Convertible Promissory Notes and Conversion

In February 2007, the Company issued a convertible promissory note for $120,000. The note principal is convertible into 3,000,000 shares of common stock. Management has determined that this note qualifies as conventional convertible debt pursuant to SFAS 133 and EITF 00-19 and accordingly the embedded conversion option is not a derivative. The convertible promissory note was to be converted into common stock in March 2007. The Company computed a beneficial conversion value of $60,000 based on the quoted stock price on the grant date of $.06 per share. The $60,000 was recorded as a debt discount and credited to additional paid-in capital. The debt discount was amortized to interest expense in March 2007 when the note was to be automatically converted into stock. The Company received proceeds on the note of $100,000 and they were charged $20,000 as a loan fee. The loan fee was charged to interest expense in March 2007. Since the stock had not been issued as of September 30, 2007, it is included in the attached balance sheet as issuable shares.

On April 30, 2007 the Company issued a convertible promissory note for $150,000. The Company received $100,000 of the proceeds from this note during the second quarter and $50,000 in July 2007 and therefore has recorded a note payable of $100,000 as of June 30, 2007. The note bears interest at prime plus three percent, is due on demand and is collateralized by non-marketable equity securities owned by the Company (see Note 3). The note holder has the option to convert the note into Common Stock of the Company within 365 days of the note date at the lessor of 50% of the closing market price of the Common Stock on the date the written notice is provided by the holder of the note or $0.10 per share. Management of the Company has determined that the note is a derivative and contains an embedded conversion option since the variable conversion rate causes an inability to guarantee that there will be enough authorized shares available if the holder elects to convert. The Company recorded an embedded conversion option liability on this note of $169,596. This created a change in fair value of the embedded conversion options of $69,596 that was recorded as an other expense. Since the note is due on demand, the Company recognized $100,000 of interest expense on the debt discount. At June 30, 2007 the Company adjusted the embedded conversion option liability to fair value and decreased it by $5,816 due to changes in market value. The $5,816 was credited to expense in June 2007. The embedded conversion option was valued using the Black-Scholes model with the following assumptions in May 2007 and June 30, 2007: stock price $0.02 and $.015, exercise price of $.01 and $.0075, volatility of 242%, term of 1 year and .83 years, and interest rate of 4.8%. At September 30, 2007 the Company adjusted the embedded conversion option liability to fair value and decreased it by $21,945 due to changes in market value. The $21,945 was credited to expense in September 2007.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

On July 2, 2007 the Company received the $50,000 balance of the note payable. Management of the Company has determined that the note is a derivative and contains an embedded conversion option since the variable conversion rate causes an inability to guarantee that there will be enough authorized shares available if the holder elects to convert. The Company recorded an embedded conversion option liability on this note of $81,825. This created a change in fair value of the embedded conversion option of $31,825 that was recorded as an other expense. Since the note is due on demand, the Company recognized $50,000 of interest expense on the debt discount. At September 30, 2007 the Company adjusted the embedded conversion option liability to fair value and decreased it by $10,908 due to changes in market value. The $10,908 was credited to expense in September 2007. The embedded conversion option was valued using the Black-Sholes model with the following assumptions in July 2007 and September 2007: stock price of $0.014 and $0.026, exercise price of $0.007 and $0.013, volatility of 204%, term of .83 and.58 years, and interest rate of 4.80%.

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

The loan payable balance at September 30, 2007 was as follows:

Loan payable	$131,746
Debt discount	(1,087)
Loan payable, net of discount	$130,659

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

This loan payable is collateralized by the software asset. Additional interest in the amount of $6,611 was accrued in 2007. The loan is currently in default.

8.	STOCKHOLDERS’ DEFICIT

Recapitalization - In October 2005, VNI OLD was acquired by Dtomi, Inc., a public shell, in a transaction accounted for as a recapitalization of the Company. All authorized, issued and outstanding share and per share data in the accompanying consolidated financial statements has been retroactively adjusted to reflect the recapitalization. (See Note 1)

Authorized Shares– In January 2007, the Company amended its Articles of Incorporation to increase the number of authorized common shares to 400,000,000. The Company also authorized 100,000,000 new Class A common shares at a par value of $0.001 per share. The Class A has the same rights, terms and preferences as common stock except it is non-voting. The changes in capitalization are reflected retroactively in the accompanying consolidated Balance Sheet.

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

Common Stock Issued for Cash and Subscriptions Receivable

During 2007 the Company sold 115,108,700 common shares for net proceeds of $287,338 pursuant to a Regulation S Stock Purchase Agreement.

In May 2007 the Company entered into a subscription agreement with an individual to purchase 100,000,000 shares of the Class A non voting common stock of the Company. The total sales price is $1,000,000. It is to be paid in four blocks. The Company issued the first block of 25,000,000 shares on July 11, 2007. The remaining 75,000,000 shares were issued on October 1, 2007. All 100,000,000 shares are reflected in the accompanying balance sheet as common stock Class A non-voting and a subscription receivable at September 30, 2007.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

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

In August 2007, the Company issued 200,000 common shares upon exercise of stock options at $0.016 per share in exchange for a payable of $3,200.

Common Stock Issued Upon Conversion of Note

In 2007 a note holder converted a $120,000 convertible promissory note at $.04 and 3,000,000 shares are issuable. (See Note 6)

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

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

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

In August 2007, the Company granted 200,000 options to a consultant for services provided. The options were valued at $146 using a Black-Sholes Option Pricing Model with the following assumptions: stock price of $0.016, exercise price of $0.016, volatility of 220%, term of 1 day and interest rate of 4.8%. The term of 1 day was used since as intended the recipient exercised their options immediately on the grant date. The Company recognized $146 in expense.

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

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

Options

A summary of the options issued to employees and assumed in the recapitalization and changes during the third quarter ending September 30, 2007 and 2006 is presented below.

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2006	2,505	$38.20
Granted	7,500,000.0474
Exercised	(7,500,000)	$.0474
Expired	-	$80.00
Balance at December 31, 2006	2,505	$38.20

Weighted average fair value of options granted during the year		$.0474
Balance at January 1, 2007	2,505	38.20
Granted	5,300,000.014
Exercised	(5,300,000)	$.014
Expired	-
Balance at September 30, 2007	2,505	$38.20

Weighted average fair value of options granted during the year		$.0165

The following table summarizes information about employee stock options outstanding at September 30, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2007	Weighted Average Exercise Price
$40	229	0.39 Years	$40.00	229	$40.00
$38	2,276	1.25 Years	$38.00	2,276	$38.00
	2,505		$38.20	2,505	$38.20

9.	RELATED PARTY TRANSACTIONS

Notes payable to a related party director or his affiliates were $118,568 at September 30, 2007.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

At September 30, 2007 accrued expenses to related parties amounted to $249,246 which includes $22,378 of accrued interest

In October 2006 the Company accepted a $165,000 subscription promissory note from a Director (former officer) as payment for the exercise of his 3,000,000 stock options. Management believes this amount may be materially offset, with the director’s approval, against loans and accrued compensation due to this director or his controlled affiliates. Loans and accrued compensation due to this director at September 30, 2007 was $340,436.

Certain officers and directors of the Company remain as officers and directors of the former parent, Vocalscape, Inc. now known as Nevstar.

The Company has an agreement with a related party director dated August 25, 2005 for legal services with his law firm whereby the related party is periodically issued vested non-forfeitable common shares of the Company so the director shall hold 4.9% of the issued and outstanding common shares and any proceeds from the sale of such shares by the related party are credited against invoice amounts due to that related party for legal services. The agreement has no stated term. Due to the contingent nature of the proceeds and the unstated term of the legal service agreement, the fair value of any shares issued will be expensed when issued. The related party invoices are accrued to accounts payable, periodically paid in cash and the accounts payable and legal expenses are credited for any proceeds in the period the proceeds are received by the related party and reported to the Company. As of September 30, 2007 proceeds in the amount of $ 42,871 were reported to the Company in 2007. These proceeds were credited to legal expenses and reduced the payable to the related party. No additional shares were issued as the director held in excess of 4.9% of the common stock of the Company. At September 30, 2007 accounts payable to this law firm were $221,346 and included in accounts payable, related parties. In addition a loan payable to the law firm was $59,000 and included in loans and notes payable, related parties. Expenses incurred by the Company during 2007 to this law firm were $13,919 after the $42,871 credit above.

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

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

The Company is a party to a second office lease agreement, with a two-year term, covering 1,435 square feet, which commenced March 1, 2005, for the office in White Plains, New York. The agreement calls for monthly rental of $2,350. The lease expired on February 28, 2007 and the Company pays $2,500 per month, on a month to month basis.

The Company enters into sales agent and distributor agreements to sell its products. These agreements are primarily commission based. There were no commissions payable as of September 30, 2007.

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

In July and August 2005 the Company received correspondence from a former officer and former employee regarding threatened material litigation relating to alleged compensation due to each employee. Although the Company disputes such amounts, these amounts aggregating $ 687,407 had been previously accrued in a period prior to 2005 and are reflected in accrued expenses at September 30, 2007.

11.	CONCENTRATIONS

Revenues - During 2007, the Company had revenues from 3 customers. During 2006, the Company had revenues from 5 customers.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

12.	ACCRUED EXPENSES

Accrued expenses at September 30, 2007 consist of the following:

Accrued compensation	$687,407
Accrued license fees	36,000
Accrued interest	372,544
Accrued expenses – other	114,150

Total	$1,210,101

13.	SHARE EXCHANGE AGREEMENT

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

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

15.	SUBSEQUENT EVENTS

On October 11, 2007 the Company signed a 30 day secured promissory note for $40,000, that is due on November 11, 2007. The terms of the note provide that the Company would receive $40,000 and be charged a $10,000 loan fee. The note does not bear interest, but is secured by a pledge and security agreement that provides that the Company pledge 3,000,000 shares of common stock to secure the loan. To date the Company has only received $20,000 of the funds. Since the balance of the funds have not been received by the Company the shares have not been issued to the lender.

In October 2007, the Company issued 75,000,000 Class A non voting common shares related to subscription agreement with an individual. (See note 8)

In October 2007, the Company issued 25,460,000 common shares in exchange for $40,692 net proceeds under the Regulation S offering.

In November 2007, the Company issued 35,661,439 common shares in exchange for $75,000 net proceeds under the Regulation S offering.

In November 2007, the Company signed a 30 day promissory note for $100,000. The Company received the $100,000 in November. The note does not bear interest, but includes a $20,000 loan fee that is due at the same time the note is due.

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

GOING CONCERN

Our company has nominal revenues and has incurred net losses in the nine months ended September 30, 2007, of $1,463,221 and net cash used in operations of $688,007 in the nine months ended September 30, 2007. Our current liabilities exceed our current assets by $4,828,833 and we have an accumulated deficit and stockholder’s deficit of $11,571,731 and $4,791,043, respectively, at September 30, 2007. These conditions give rise to substantial doubt about Vocalscape’s ability t o continue as a going concern. Vocalscape’s ability to continue developing its operations and generate revenues or its ability to obtain additional funding will determine its ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 RESULTS OF OPERATIONS

The Company recorded revenues of $53,761 for the nine months ending September 30, 2007, as compared to revenues of $180,547 for the nine months ending September 30, 2006.

General and administrative expenses decreased to $166,122 for the nine months ending September 30, 2007, a decrease of 41% over expenses of $281,972 for the nine months ending September 30, 2006. General and administrative expenses in the first none months of 2007 consist primarily of rent, telephone, travel sales and other general corporate and office expenses.

Interest expense was $411,108 for the nine months ending September 30, 2007, an increase of 56% over expense of $262,381 for the nine months ending September 30, 2006. This interest expense consists of interest on various loans, and convertible debentures and amortization of debt discounts.

Compensation expense for the nine months ending September 30, 2007, was $491,832, as compared to $204,056 for the nine months ending September 30, 2006. Compensation expense for the current year consists of salaries paid to employees and the Company’s officers.

Professional fees decreased to $72,453 for the nine months ending September 30, 2007, a decrease of 71% compared to an expense of $247,021 for the nine months ending September 30, 2006. These consist of primarily of legal and accounting fees in 2006 as a result of the Company being a reporting issuer under the Securities Exchange Act of 1934, as amended. In 2007, the net professional fees are lower due to credits from a related party legal services provider.

Consulting fees expense for the nine months ending September 30, 2007 was $307,229, a decrease of 56% over expenses of $695,532 for the nine months ending September 30, 2006. The consulting fees 2007 primarily relate to amounts paid to non-officer and director persons performing services on behalf of Vocalscape.

The net loss for the nine months ending September 30, 2007 is $1,463,221 (net loss per share of $0.01), compared to a net loss for the nine months ending September 30, 2006 of $3,173,373 (net loss per share of $0.35).

LIQUIDITY AND CAPITAL RESOURCES

The Company has cash and cash equivalents of $0, total current liabilities of $4,828,833 and total assets of $37,790 at September 30, 2007. The Company continues to incur costs, but has not secured adequate new revenue to cover the costs. The Company does not currently have an adequate source of reliable, long-term revenue to fund operations. As a result, Vocalscape is completely dependent on outside sources of capital funding to continue operations. There can be no assurances that the company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there are no assurances that the Company will be able to secure adequate sources of new capital funding, whether it is in the form of share capital, debt, or other financing sources.

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

We have limited funds with which to pursue the acquisition of new business opportunities, as we have generated losses since our inception. In our pursuit of acquiring new business opportunities, we anticipate needing additional funds to cover legal and accounting expenses, due diligence expenses and other costs. Subject to the availability of adequate financing, Vocalscape will continue to focus on providing services to our existing customers, marketing and selling our products to new customers and the continuous development of our products and services

EVENTS SUBSEQUENT TO THE QUARTER ENDED SEPTEMBER 30, 2007

On October 11, 2007 the Company signed a 30 day secured promissory note for $40,000, that is due on November 11, 2007. The terms of the note provide that the Company would receive $40,000 and be charged a $10,000 loan fee. The note does not bear interest, but is secured by a pledge and security agreement that provides that the Company pledge 3,000,000 shares of common stock to secure the loan. To date the Company has only received $20,000 of the funds. Since the balance of the funds have not been received by the Company the shares have not been issued to the lender.

In October 2007, the Company issued 75,000,000 Class A non voting common shares related to subscription agreement with an individual.

In October 2007, the Company issued 25,460,000 common shares in exchange for $40,692 net proceeds under the Regulation S offering.

In November 2007, the Company issued 35,661,439 common shares in exchange for $75,000 net proceeds under the Regulation S offering.

In November 2007, the Company signed a 30 day promissory note for $100,000. The Company received the $100,000 in November. The note does not bear interest, but includes a $20,000 loan fee that is due at the same time the note is due.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 27, 2007, Vocalscape offered and sold 39,620,939 shares of common stock of the Company to a non-US person, at a purchase price of $.00017 per share, for aggregate proceeds of $68,000. The Company made such sale of pursuant to Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act of 1933, as amended, on the basis that the sale was made offshore of the United States, to a non-United States person, where no directed selling efforts were made in the United States and offering restrictions were implemented.

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

Vocalscape Networks, Inc. (Name of Registrant)

Date: November 19, 2007	By:	/s/ Ron McIntyre
Ron McIntyre
President

EXHIBIT INDEX

3.1.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.2	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.3	Certificate of Amendment to Articles of Incorporation of the Company filed October 25, 2001 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on December 18, 2001).

3.1.4	Certificate of Amendment to Articles of Incorporation of the Company filed November 6, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on May 18, 2006).

3.1.5	Certificate of Amendment to Articles of Incorporation of the Company filed January 3, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 17, 2007).

3.2.1	Bylaws (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.