Form 10KSB
period 2007-12-31
Vocalscape Networks, Inc.
filed 2008-05-16
CIK 1083721

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2007
or
☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

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

Issuer’s revenues for its most recent fiscal year were: $70,322.

As of May 14, 2008, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was recently sold was: $1,586,478.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act: Yes ☐ No ☒

As of May 14, 2008, there were 383,783,937 shares of the issuer’s common stock outstanding, 45,000 shares of Series A Convertible Preferred Stock outstanding, and 100,000,000 shares of Class A Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Table of Contents

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, the company’s ability to (i) adapt to rules and regulations that may be promulgated that affect how Vocalscape must conduct its Voice-over-Internet Protocol business and operations; (ii) market and distribute its Voice-over-Internet Protocol services; (iii) secure capital to continue operations; (iv) achieve and manage growth; and (v) develop or acquire new technology to effectively provide new and/or better services. Additional factors that will impact the company’s success include the company’s ability to attract and retain qualified personnel; the voting decisions of Robert Koch, who controls approximately 76% of the voting power of all security holders of the Vocalscape; and other factors discussed in Vocalscape’s filings with the Securities and Exchange Commission.

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

Summary of Business

Vocalscape is a next generation communications provider that provides Voice over Internet Protocol (“VoIP”) solutions. What used to be housed in multiple refrigerator sized boxes costing over $1,000,000 (with additional funds needed for telephony features) is now available on a group of five computers not much larger than a standard desktop PC’s available from Dell. It is a ‘paradigm shift.’ We provide the end-to-end solution comprised of hardware and software that allow companies to offer residential telephony services without the need for investments totaling millions of dollars. The experience is the same - you just pick up the phone and make a call - long distance or local.

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

Future Product Offerings

Seamless 911 Dashboard and Emergency Services

Vocalscape is attempting to integrate 911 and emergency services modules into their current system. This produces a base code module for integrating multiple 911 providers and enabling a seamless 911 dashboard for VoIP providers to meet the emergency services requirements of their respective countries. The expert telephone engineers on Vocalscape’s staff and development team have built a reliable, redundant and efficient solution within the Vocalscape system that is being matured into a module for resale. This addition will enable existing networks to meet the 911 requirements that were imposed by the Federal Communications Commission on May 19, 2005. These regulations require Internet telephone companies to provide emergency 911 services to all their customers. Globally, these services are being mandated and a large market for the service and dashboard software is expected.

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

Competitive Advantages

Vocalscape has many competitive advantages, including:

1.	Proven in-house expertise in VoIP networks
2.	Established in global markets.
3.	Strategic approach to growth that leverages well established clients and business networks.
4.	Solutions that save time, money and resources.
5.	Outsourced manufacturing
6.	Existing, well-established relationships with ISPs and telephony providers.
7.	A clearly articulated and fully framed technology development strategy.
8.	A balance between world-class technologists and experienced business leaders.
9.	An intellectual property protection plan.
10.	In-house experts that have built a strong following of online readers of articles and publications on VoIP start-up opportunities and who have created an expert name for Vocalscape Networks online.
11.	Legislation and regulations are adapted within the VoIP system to meet market needs, making all Vocalscape solutions one-stop leading edge technology.

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

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, COMPANY PURCHASES OF EQUITY AND SECURITIES

Market Information

The Company’s common stock is traded in the Over-the-Counter market and is quoted on the Electronic Bulletin Board (“OTC Bulletin Board”) under the symbol “VOSC.” The following table represents the range of the high and the low closing bid prices, as quoted on the OTC Bulletin Board, for each fiscal quarter for the last two fiscal years ended December 31, 2007 and 2006. These quotations represent prices between dealers, and may not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Quarter Ended	Low	High
December 31, 2007	$0.01	$0.01
September 30, 2007	$0.02	$0.03
June 30, 2007	$0.01	$0.02
March 31, 2007	$0.03	$0.04
December 31, 2006	$0.56	$0.09
September 30, 2006	$0.06	$0.35
June 30, 2006	$0.25	$0.30
March 31, 2006	$0.27	$0.60

On May 14, 2008, the Company estimates that there were approximately 884 record holders of the Company’s common stock.

On May 14, 2008, the closing bid of Vocalscape’s common stock on the OTC Bulletin Board was $0.012 per share.

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

Recent Sales of Unregistered Securities

All unregistered sales of the Company’s equity securities during fiscal 2008 were previously reported in the Company’s prior annual, quarterly and current reports filed with the SEC. Therefore, those disclosures are not duplicated in this report.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

GOING CONCERN

Our independent registered public accounting firm have added an explanatory paragraph in connection with the December 31, 2007 consolidated financial statements, which states that our company has nominal revenues and has incurred net losses of $1,993,431 and net cash used in operations of $958,679 in the year ended December 31, 2007. Our current liabilities exceed our current assets by $5,320,350, and we have an accumulated deficit and stockholder’s deficit of $12,101,941 and $5,283,620, respectively, at December 31, 2007. In addition, we were in default on $276,746 debt evidenced by promissory notes at December 31, 2007 and $436,746 debt evidenced by promissory notes at March 31, 2008. These conditions give rise to substantial doubt about Vocalscape’s ability to continue as a going concern. Vocalscape’s ability to fully commence its operation and generate revenues or its ability to obtain additional funding will determine its ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

The Consolidated Statement of Operations for 2007 and 2006 include the accounts for Vocalscape Networks, Inc. (formerly known as “Dtomi, Inc.”) and Vocalscape Networks Operating Subsidiary, Inc.

The company had $70,322 of recorded revenues for the year ending December 31, 2007, compared to $208,617 of revenues for the year ending December 31, 2006. Revenues decreased due to a general decrease in market demand for the company’s products and services.

Compensation expense for the year ending December 31, 2007 decreased to $825,845 compared to $2,727,926 for the year ending December 31, 2006. The compensation expense for 2007 involves stock-based compensation, as discussed below.

Consulting expenses for the year ending December 31, 2007 decreased to $331,729 compared to $2,718,638 for the year ending December 31, 2006. Consulting expenses were primarily comprised of fees paid to software development contractors and stock based fees, as discussed below.

Stock-based fees included in compensation and consulting for the year ending 2007 aggregated $283,342 compared to $4,466,363 in 2006.

Professional fees for the year ending December 31, 2007 decreased to $95,133 compared to $131,992 for the year ending December 31, 2006. Professional fees incurred in 2007 were accounting and audit fees of $105,710 and a credit for legal fees of $(10,677) which consisted of legal fees from one law firm of $32,194 offset by a credit from another related party law firm of $42,871.

General and Administrative expense is primarily comprised of rent, travel, entertainment and selling expenses and for the year ending December 31, 2007 such expenses decreased to $213,362 compared to $343,941 for the year ending December 31, 2006.

The net loss for the year ending December 31, 2007 is $1,993,431 (net loss per share of $0.01) compared to the year ending December 31, 2006, $7,684,413 (net loss per share of $0.35).

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

Vocalscape has cash and cash equivalents of $236, total current liabilities of $5,320,586 and total assets of $36,966 at December 31, 2007. The Company continues to incur costs, but has not secured adequate new revenue to cover the costs.

TRANSACTIONS WITH RELATED PARTIES

On September 22, 2006 Vocalscape entered into an Employment Agreement (the “Employment Agreement”) with Robert Koch, Vocalscape’s current Chairman of the Board of Directors and former Chief Executive Officer, to be employed as Head of Business Development. The agreement provides for, among other things, a base salary of $360,000 per year, a 5% pay increase per year, a provision which requires that Mr. Koch hold a majority of the voting control of the Company, a stock grant of 15,000 shares of Series A Convertible Preferred Stock (which have been issued to Mr. Koch), discretionary bonuses, the option to convert unpaid salary into shares of common stock of the Company, the ability to participate in the Company’s 2006 Stock Option Plan, an indemnification agreement, and severance benefits. Another 10,000 shares of Series A convertible preferred stock was granted to Mr. Koch as compensation in October 2007.

A director of the Company controls a law firm that provides services to the Company. Vocalscape has an engagement agreement with the law firm, The Otto Law Group, PLLC (“OLG”), David Otto, a director of Vocalscape, holds all equity securities of OLG. Vocalscape believes that arrangement with OLG to be fair. At December 31, 2007 accounts payable to this law firm were $240,779 and presented as accounts payable, related party. In addition a loan payable to the law firm was $59,000 and included in loans and notes payable, related parties. Expenses incurred by the Company during 2007 to this law firm were $76,223, while we had a net expense of $33,352 in 2007 due to expenses of $76,223 offset by the credit of $42,871.

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

SUBSEQUENT EVENTS TO THE YEAR ENDING DECEMBER 31, 2007

In January 2008, the Company issued 37,350,000 shares of common stock in exchange for $74,196 net proceeds in reliance on the exclusion from registration afforded by Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act of 1933, as amended. offering. In March 2008 the Company issued 14,898,000 shares of common stock in exchange for $16,800 net proceeds under the Regulation S offering. In March 2008 the Company issued 12,095,000 common shares in exchange for $18,789 net proceeds under the Regulation S offering.

In March 2008, the Company granted 1,500,000 options and 3,500,000 shares of common stock to a consultant for services rendered. The options were valued at $21,002 using a Black-Sholes option pricing model with the following assumptions: stock price of $0.024 and exercise price of $0.01, volatility of 214%, term of 1 day and interest rate of 4.8%. The term of 1 day was used since the recipient exercised their options immediately on the grant date. The shares were valued at the $0.021 quoted trading price or $84,000 and both amounts were expensed as compensation.

In April 2008, the Company issued 7,500,000 and 16,000,000 shares of common stock to two consultants, respectively, pursuant to consulting agreements. The shares were valued at the $0.021 quoted trading price for a total of $493,500 and will be recognized over the service period.

In April 2008 the Company issued 10,000,000 options and 10,000,000 shares of common stock and another 20,000,000 options to purchase common stock to a related party director for services his law firm rendered. The options were valued at $0.021 per option or $470,000. The shares were valued at the $0.021 quoted trading price or $210,000 and both amounts are to be applied to accounts payable to this related party.

In April 2008, the Company granted 10,000 shares of Series A Preferred Stock to Robert Koch, the former CEO and current Chairman for $2,500.

In April 2008 the Company granted 46,500,000 shares of common stock to various employees and lenders. The shares were valued at the $0.013 quoted trading price or $604,000 and expensed.

ITEM 7. FINANCIAL STATEMENTS

Vocalscape Networks, Inc. and Subsidiary
Consolidated Financial Statements
For the Years ended December 31, 2007 and 2006

Vocalscape Networks, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
Vocalscape Networks, Inc.

We have audited the accompanying consolidated balance sheet of Vocalscape Networks, Inc. and subsidiary as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vocalscape Networks, Inc. and subsidiary as of December 31, 2007 and the consolidated results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s had a net loss in 2007 of $1,993,431, net cash used in operations in 2007 of $958,679, and working capital deficit of $5,320,350, accumulated deficit of $12,101,941 and stockholders’ deficit of $5,283,620 at December 31, 2007. In addition, the Company was in default on $276,746 and $436,746 of promissory notes and loans at December 31, 2007 and March 31, 2008, respectively. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
May 14, 2008

Vocalscape Networks, Inc. and Subsidiary
Consolidated Balance Sheet
December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$236
Total current assets	236
Investment in non-marketable equity securities	18,656
Property and equipment, net	18,074
Development costs, net	-
Total assets	$36,966

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Loans and notes payable	$1,767,000
Loans and notes payable, related parties	160,486
Loan payable due for software purchase, net of discount	131,746
Accounts payable	285,379
Accounts payable, related parties	240,779
Accrued expenses	1,270,289
Accrued expenses, related parties	272,304
Convertible debentures	84,912
Payable to shareholder	900,027
Embedded conversion option liability	193,375
Other liablilities	14,289
Total current liabilities	5,320,586

Commitments and contingencies (Note 11)

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 25,000,000 authorized
Series A, voting convertible preferred stock, 100,000 shares authorized, 50,000 shares issued and outstanding (liquidation value $0.50 per share)	50
Common stock, $0.001 par value, 400,000,000 authorized, 272,935,968 issued and outstanding	272,937
Common stock issuable, at par value (8,004,969 shares)	8,005
Common stock , Class A non voting, $.001 par value, 100,000,000 shares authorized, 100,000,000 shares issued and outstanding	100,000
Common stock and Common Stock, Class A subscriptions receivable	(1,165,000)
Additional paid-in capital	7,602,329
Accumulated deficit	(12,101,941)
Total stockholders' deficit	(5,283,620)
Total liabilities and stockholders' deficit	$36,966

See accompanying notes to consolidated financial statements

Vocalscape Networks, Inc. and Subsidiary
Consolidated Statements of Operations

	2007	2006

Revenue	$70,322	$208,617
Cost of revenue	2,957	17,121
Gross profit	67,365	191,496

Costs and expenses:
Compensation	825,845	2,727,926
Consulting	331,729	2,718,638
Professional fees	95,133	131,992
General and administration	213,362	343,941
	1,466,069	5,922,497
Loss from operations	(1,398,704)	(5,731,001)

Other income (expense)
Loss on conversion	-	(220,000)
Interest expense	(526,449)	(308,327)
Change in fair value of embedded conversion	-
option liability	(43,375)	-
Settlement expense	(23,000)	(1,414,000)
Bad debt recovery	-	20,873
Writeoff	-	(22,602)
Foreign currency transaction gain (loss), net	(1,903)	(9,356)
Total other income (expense)	(594,727)	(1,953,412)

Net loss	$(1,993,431)	$(7,684,413)

Net loss per share - basic and diluted	$(0.01)	$(0.35)

Weighted average shares outstanding during the period - basic and diluted	140,437,459	21,865,417

See accompanying notes to consolidated financial statements

Vocalscape Networks, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders’ Deficit
For the years ended December 31, 2007 and 2006

	Preferred Stock		Common Stock and Series A Common Stock Issued and Issuable		Additional Paid-in	Deferred	Stock
	Shares	Amount	Shares	Amount	Capital	Costs	Subscription	Deficit	Total
Balance December 31, 2005	-	$-	1,389,018	$1,389	$(1,436,399)	$-	$-	$(2,424,097)	$(3,859,107)

Debt converted to preferred and common stock	20,000	20	1,856,932	1,857	458,123	-	-	-	460,000
Beneficial conversion value of convertible debt	-	-	-	-	160,000	-	-	-	160,000
Conversion of a accrued license fees to common stock	-	-	5,000,000	5,000	1,495,000	-	-	-	1,500,000
Regulation S common shares sold for cash	-	-	12,699,180	12,699	440,506	-	-	-	453,205
Common stock sold for cash	-	-	2,000,000	2,000	253,000	-	-	-	255,000
Common stock options granted in exchange for services	-	-	-	-	355,500	(80,000)	-	-	275,500
Exercise of stock options in exchange for services	-	-	1,500,000	1,500	69,000	-	-	-	70,500
Exercise of options for subscription note receivable	-	-	6,000,000	6,000	279,000	-	(285,000)	-	-
Stock granted for services to legal provider	-	-	1,322,600	1,323	395,457	(180,000)	-	-	216,780
Stock granted for services to employees and consultants	-	-	35,350,000	35,350	3,911,150	(46,667)	-	-	3,899,833
Amortization of deferred costs	-	-	-	-	-	220,000	-	-	220,000
Preferred stock, Series A granted as compensation	15,000	15	-	-	3,735	-	-	-	3,750
Net loss	-	-	-	-	-	-	-	(7,684,413)	(7,684,413)

Balance December 31, 2006	35,000	$35	67,117,730	$67,118	$6,384,072	$(86,667)	$(285,000)	$(10,108,510)	$(4,028,952)

Preferred stock issued for services	15,000	15	-	-	7,486	-	-	-	7,501
Common stock issued for cash	-	-	206,680,139	206,681	252,789	-	-	-	459,470
Common stock issued for services	-	-	5,000,000	5,000	110,000	-	-	-	115,000
Common stock Class A issued for subscription receivable	-	-	100,000,000	100,000	900,000	-	(1,000,000)	-	-
Common stock issued upon exercise of options for cash	-	-	3,000,000	3,000	27,000	-	-	-	30,000
Common stock issued upon exercise of options for accounts payable	-	-	2,500,000	2,500	40,450	-	-	-	42,950
Common stock issued as settlement to investor	-	-	1,000,000	1,000	22,000	-	-	-	23,000
Reclassification pursuant to disputed conversion	-	-	(1,356,932)	(1,357)	(158,643)	-	-	-	(160,000)
Cancellation of stock subscription pursuant to settlement	-	-	(3,000,000)	(3,000)	(117,000)	-	120,000	-	-
Stock options granted for services	-	-	-	-	74,175	(60,000)	-	-	14,175
Amortization of deferred consulting fees	-	-	-	-	-	146,667	-	-	146,667
Value of beneficial conversion on convertible promissory note	-	-	-	-	60,000	-	-	-	60,000

Net loss	-	-	-	-	-	-	-	(1,993,431)	(1,993,431)

Balance at 12/31/07	50,000	$50	380,940,937	$380,942	$7,602,329	$-	$(1,165,000)	$(12,101,941)	$(5,283,620)

See accompanying notes to consolidated financial statements

Vocalscape Networks, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the years ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(1,993,431)	$(7,684,413)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	9,703	9,703
Amortization of debt discount	210,000	160,000
Deferred consulting amortization	146,667	220,000
Stock issued in settlement to investor	23,000	-
Common stock granted for services	115,000	4,120,363
Preferred stock granted for services	7,500	275,500
Stock options exercises paid for with services	1,850	70,500
Stock options granted for services	14,175
Non cash loan fee	45,000	-
Non cash revenues	(18,656)	-
Change in fair value of embedded conversion option liability	43,375	-
Loss on debt conversion	-	220,000
Loss on debt settlement	-	1,414,000
Changes in other assets and liabilities:
Deposits		2,500
Other assets	-	854
Deferred revenue	-	(45,000)
Accounts payable	61,921	(99,644)
Accounts payable, related party	33,352	(6,116)
Other accrued liabilities	(88,845)	89,663
Accrued interest - related party	9,893	14,318
Accrued expenses	172,724	124,762
Accrued expenses, related aprties	248,093	-
Net cash used in operations	(958,679)	(1,113,010)

Cash flows from financing activities:
Bank overdraft	(4,323)	(9,086)
Repayment of related party loans	(44,381)	(59,412)
Loan proceeds from related party	53,452	-
Proceeds from common stock sales	459,470	708,205
Proceeds from stock option exercise	30,000	-
Repayment of notes payable	-	(27,500)
Loan proceeds	450,000	515,500
Net cash provided by financing activities	944,218	1,127,707
Net increase (decrease) in cash and cash equivalents	(14,461)	14,697
Cash and cash equivalents, beginning of period	14,697	-
Cash and cash equivalents, end of period	$236	$14,697

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt to common stock	$-	$235,000
Conversion of debt to preferred stock	$-	$5,000
Assignment of debt from creditors to related party shareholder	$-	$900,027
Settlement of accrued liabilites with common stock	$-	$86,000
Recording of beneficial conversion value to debt discount and APIC	$60,000	$160,000
Record initial fair value of embedded conversion option as debt discount	$150,000	$-
Exchange of accounts payable for common stock on exercise of options	$41,100	$-
Recording of deferred consulting	$60,000	$306,667
Sale of common stock Class A for subscription receivable	$1,000,000	$-
Receipt of promissory notes for exercise of common options	$-	$285,000
Reclassification of common stock to loans payable	$160,000	$-
Cancellation of subscription receivable pursuant to settlement	$120,000	$-

See accompanying notes to consolidated financial statements

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Going Concern – The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had a net loss for the year 2007 of $1,993,431, net cash used in operations for the year 2007 of $958,679, and working capital deficit of $5,320,350, accumulated deficit of $12,101,941 and stockholders’ deficit of $5,283,620 at December 31, 2007. In addition, the Company was in default on $276,746 and $436,746 of promissory notes and loans at December 31, 2007 and March 31, 2008, respectively.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

In order to execute its business plan, the Company will need to raise additional working capital and generate additional revenues. There can be no assurance that the Company will be able to obtain the necessary working capital or generate additional revenues to execute its business plan. During 2007, the Company generated revenues from customer consulting agreements and raised capital through initiating a Regulation S offering by VSI and entering into additional Promissory Notes. Management believes the continuation of revenues combined with additional capital raises and additional promissory notes will provide the Company the ability to continue as a going concern.

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

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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
December 31, 2007 and 2006

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

Accounting for Derivatives – The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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
December 31, 2007 and 2006

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

Foreign Currency Transactions - The Company’s corporate offices are located in New York in the United States and its operating offices are located in Canada. Although the Company’s accounts are maintained in U.S. dollars, the Company does maintain one Canadian dollar bank account and engages in various transactions resulting in deposits and disbursements to and from that bank account. The Canadian dollar bank account was closed in the second quarter of 2007. The Company also holds one investment in non-marketable equity securities which is denominated in a foreign currency and translated to U.S dollars at each reporting date with any gain or loss recorded in operations.

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

Use of Estimates in Financial Statements – The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2007 and 2006 include the valuation of the investment in non-marketable equity securities, valuation of stock-based payments, valuation of beneficial conversion feature on convertible debt, fair value of the embedded conversion option liability, and valuation allowance on deferred tax assets.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Net Earnings (Loss) Per Share - Basic earnings (loss) per common share is based on the weighted-average number of all common shares and Class A Common Shares outstanding. The computation of diluted earnings (loss) per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share.

The Class A common stock was issued in May and October 2007 with a majority of it issued into escrow. The subscription receivable has not been received as of December 31, 2007 nor as of May 14, 2008. Accordingly, for purposes of the computation of net loss per share, Class A common shares are not considered issued and outstanding and not included in the computation of weighted average shares outstanding for the year ended December 31, 2007.

As of December 31, 2007, there were warrants and options convertible to 1,250 and 2,276 common shares and there were promissory notes convertible into 39,189,266 common shares that may dilute future earnings per share.

Recently Issued Accounting Standards –

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

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009. We do not expect it to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We do not expect it to have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

Reclassifications

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform with the 2007 presentation.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

3.	INVESTMENT IN NON-MARKETABLE EQUITY SECURITIES

The composition of non-marketable securities at December 31, 2007 is as follows:

	Cost	Fair Value

Equity securities	$18,656	$18,656

During April 2007 the Company received 2.1 million equity securities of a customer based in Europe. These securities were received from this private company as payment for services rendered. The value of the securities could not be determined and the value of the services was also not determinable, therefore the Company valued the securities at a nominal value equal to the par value of the securities or $17,290 which the Company believes is below the value of services provided. This amount was recorded as revenues. At December 31, 2007 the cost and fair value were increased by $1,366 to reflect the increase due to changes in the exchange rates.

4.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007, consists of the following:

Office equipment	$35,854
Accumulated depreciation	(17,780)
Property and equipment, net	$18,074

Depreciation during 2007 and 2006 was $6,745 and $6,745, respectively.

5.	DEVELOPMENT COSTS

Capitalized software development cost consists of the following at December 31, 2007:

Cost	$8,869
Accumulated amortization	(8,869)
Software, net	$0

During January 2004 the Company capitalized $136,538 relating to a suite of software products purchased by a related party and assigned to the Company with the related liabilities (see Notes 7 and 10). The related liabilities due to the seller are collateralized by the purchased software. These products had already reached the point of technological feasibility prior to the Company’s purchase and needed some modifications by the Company to bring the product to market. Accordingly, no amortization had been charged to operations as of December 31, 2004. Due to the lack of available resources during 2004 and subsequent, the Company did not allocate the resources to this project and instead allocated resources to other software projects being developed internally. Accordingly, since the Company could not reliably project any positive cash flows from this asset, the Company had recorded an impairment loss of $136,538 at December 31, 2004. During December 2004, the Company recorded $8,869 of software costs for certain VoIP products, which it had been developing internally and had reached technological feasibility. During the year ended December 31, 2004, the Company had no amortization expense. During 2005 the Company recognized $ 2,956 of amortization expense, upon general release of the software product. During 2006 the Company recognized $2,956 of amortization expense. During 2007 the Company recognized $2,956 of amortization expense.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

6.	NOTES PAYABLE, NOTES PAYABLE RELATED PARTIES AND CONVERTIBLE DEBENTURES

Notes payable to related and unrelated parties consists of the following at December 31, 2007:

Note payable to the related party principal shareholder and officer of the Parent and to companies owned or controlled by him; due on demand; unsecured; with interest at prime plus 2% to 3% (9.25% to 10.25% at December 31, 2007)	$101,486
Note payable to law firm, due on demand, non-interest bearing	59,000
Subtotal – Notes payable related parties	160,486

Notes payable to two individuals – non interest bearing-in default	145,000
Notes payable to two individuals with interest at 10.50%-Due March 2008	160,000

Notes payable to two individuals with interest accruing at 10%	159,000
Notes payable to six individuals; due on demand; unsecured; with interest at prime plus 3% (10.25% at December 31, 2007)	1,303,000

Subtotal – Notes payable unrelated parties	1,767,000

Total Notes Payable	$1,927,486

The weighted average interest rate on short term outstanding as of December 31, 2007 was 9.14%.

At December 31, 2007, $145,000 of the above promissory notes were in default. At March 31, 2008, $305,000 of the above promissory notes were in default.

Convertible Debentures - In October 2005, upon recapitalization, the Company assumed four 10% one-year convertible debentures to four individuals for $11,698, $60,705, $6,121 and $6,388 cash. These debentures had been issued in October and November 2004. The debentures are convertible into 2,123 common shares based on a conversion rate of $40 per share. The embedded conversion options were determined not to be derivatives at the issuance date or as of December 31, 2007 since the debt qualifies as conventional convertible debt. Based upon the conversion rate at the issuance date, there was no beneficial conversion feature recorded.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Convertible Promissory Notes and Conversions

In March 2006, the Company issued a convertible promissory note for $150,000 with interest payable at maturity at 10.5% per annum. The note matures and is due March 3, 2008. The note principal is convertible to common stock at a fixed price of $.118 per share which equates to 1,271,186 common shares. Management has determined that this note qualifies as conventional convertible debt pursuant to SFAS 133 and EITF 00-19 and accordingly the embedded conversion option is not a derivative. The convertible promissory note was converted into common stock in March 2006. The Company computed a beneficial conversion value of $150,000 based on the quoted stock price on the grant date of $.60 per share. The $150,000 was recorded as a debt discount and credited to additional paid-in capital. The debt discount was amortized to interest expense in March 2006 when the note was converted. The note is guaranteed by, Azatel Communications Inc. (the “Acquiree”) with the note holder holding a first security interest in substantially all assets of the Acquiree and the Company has guaranteed the conversion.

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

In late 2007, the Company was notified by the above lenders that the lenders had not converted and the shares issued to them were pursuant to a collateral arrangement. Although management believes the conversion occurred, they have reclassified the $160,000 into loans payable and removed them from the issued and outstanding shares as of December 31, 2007

On January 9, 2007, the Company received cash and issued a promissory note for $30,000 which bears interest at prime plus three percent and is due within 90 day of written demand.

On January 10, 2007, the Company received cash and issued a promissory note for $30,000 which bears interest at prime plus three percent and due within 90 day of written demand.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

In February 2007, the Company issued a convertible promissory note for $120,000 with no specified term or interest rate and thus it is considered due on demand. The note principal is convertible into 3,000,000 shares of common stock and collateralized by such shares which were to be issued as security. Management has determined that this note qualifies as conventional convertible debt pursuant to SFAS 133 and EITF 00-19 and accordingly the embedded conversion option is not a derivative. The Company computed a beneficial conversion value of $60,000 based on the quoted stock price on the grant date of $.06 per share. The $60,000 was recorded as a debt discount and credited to additional paid-in capital and then charged to interest expensed immediately since the note is due on demand. The Company received proceeds on the note of $100,000 and they were charged $20,000 as a loan fee. The loan fee was charged to interest expense in March 2007 since the note is due on demand.

On April 30, 2007 the Company issued a convertible promissory note for $150,000. The Company received $100,000 of the proceeds from this note during the second quarter and $50,000 in July 2007 (see below). The note bears interest at prime plus three percent, is due on demand and is collateralized by non-marketable equity securities owned by the Company (see Note 3). The note holder has the option to convert the note into Common Stock of the Company within 365 days of the note date at the lessor of 50% of the closing market price of the Common Stock on the date the written notice is provided by the holder of the note or $0.10 per share. Management of the Company has determined that the note is a derivative and contains an embedded conversion option since the variable conversion rate causes an inability to guarantee that there will be enough authorized shares available if the holder elects to convert. The Company recorded an embedded conversion option liability on this note of $169,596. This created a change in fair value of the embedded conversion options of $69,596 that was recorded as an other expense. Since the note is due on demand, the Company recognized $100,000 of interest expense on the debt discount. At June 30, 2007 the Company adjusted the embedded conversion option liability to fair value and decreased it by $5,816 due to changes in market value. The $5,816 was credited to expense in June 2007. The embedded conversion option was valued using the Black-Scholes model with the following assumptions in May 2007 and June 30, 2007: stock price $0.02 and $.015, exercise price of $.01 and $.0075, volatility of 242%, term of 1 year and .83 years, and interest rate of 4.8%. At September 30, 2007 the Company adjusted the embedded conversion option liability to fair value and decreased it by $21,945 due to changes in market value. The $21,945 was credited to expense in September 2007. At December 31, 2007 the Company adjusted the embedded conversion option liability to fair value and decreased it by $12,918 due to changes in market value. The $12,918 was credited to expense in December 2007.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

On July 2, 2007 the Company received the $50,000 balance of the above note payable. Management of the Company has determined that the note is a derivative and contains an embedded conversion option since the variable conversion rate causes an inability to guarantee that there will be enough authorized shares available if the holder elects to convert. The Company recorded an embedded conversion option liability on this note of $81,825. This created a change in fair value of the embedded conversion option of $31,825 that was recorded as an other expense. Since the note is due on demand, the Company recognized $50,000 of interest expense on the debt discount. At September 30, 2007 the Company adjusted the embedded conversion option liability to fair value and decreased it by $10,908 due to changes in market value. The $10,908 was credited to expense in September 2007. The embedded conversion option was valued using the Black-Sholes model with the following assumptions in July 2007 and September 2007: stock price of $0.014 and $0.026, exercise price of $0.007 and $0.013, volatility of 204%, term of .83 and.58 years, and interest rate of 4.80%. At December 31, 2007 the Company adjusted the embedded conversion option liability to fair value and decreased it by $6,459 due to changes in market value. The $6,459 was credited to expense in December 2007.

The Company also determined that all other common stock equivalent securities including the convertible debentures, warrants and options, but excluding conventional convertible debt, may require classification as liabilities due to the authorized shares problem. However, due to the relatively large conversion and exercise prices of these other instruments, the fair value of the liabilities at all dates from April 2007 through December 31, 2007 was zero.

On October 11, 2007, the Company received $20,000 on a note payable. The Company was charged a $5,000 loan fee for the note. The note was due on November 11, 2007 and is in default at December 31, 2007. The note does not bear interest but is secured by a Pledge and Security agreement covering 1,500,000 shares of the capital stock of Vocalscape Networks, Inc.

On November 2, 2007, the Company received $100,000 and issued a promissory note for $120,000 which includes a $20,000 loan fee. The loan is non-interest bearing and due in 30-days or on December 2, 2007. At December 31, 2007 the loan was in default.

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

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

The loan payable balance at December 31, 2007 was as follows:

Loan payable	$131,746
Debt discount	(0)
Loan payable, net of discount	$131,746

This loan payable is collateralized by the software asset. Additional interest in the amount of $7,698 was accrued in 2007. The loan is currently in default.

8.	STOCKHOLDERS’ DEFICIT

Recapitalization - In October 2005, VNI OLD was acquired by Dtomi, Inc., a public shell, in a transaction accounted for as a recapitalization of the Company. All authorized, issued and outstanding share and per share data in the accompanying consolidated financial statements has been retroactively adjusted to reflect the recapitalization. (See Note 1)

Authorized Shares – In January 2007, the Company amended its Articles of Incorporation to increase the number of authorized common shares to 400,000,000. The Company also authorized 100,000,000 new Class A common shares at a par value of $0.001 per share. The Class A has the same rights, terms, and preferences, as common stock except it is non-voting. The changes in capitalization are reflected retroactively in the accompanying consolidated Balance Sheet.

Preferred Stock - The Company has authorized 25,000,000 shares of preferred stock. The Board of Directors at its discretion may determine the rights and preferences of the preferred stock. In December 2005 the Company designated 100,000 shares as Series A Convertible Preferred Stock (“Series A shares”). The Series A shares upon issuance and consideration received by the Company is convertible to common stock on a one-for-one basis at a minimum of 50 shares per conversion. The conversion rate is not adjustable except for standard anti-dilution provisions, such as stock splits, reorganization or recapitalizations. Upon liquidation the Series A stockholders would receive $0.50 per share plus any unpaid dividends. Each Series A share has voting rights equal to 5,000 common shares. On January 20, 2006 the Company accepted a subscription from its CEO to purchase 20,000 Series A shares in exchange for a $5,000 portion of a promissory note due to the CEO. Such note was previously due to a controlled affiliate of the CEO and assigned to the CEO by that affiliate. In October 2006, the CEO resigned and executed an employment agreement as Head of Business Development. Among other compensation the employment agreement grants 15,000 Series A preferred shares as compensation. The shares were valued at $0.25, the same amount he previously paid and expensed immediately in 2006 since it was not material. In November 2007 another 10,000 Series A Preferred Shares were granted to this former CEO and 5,000 shares to another director for services rendered. The shares were valued at an estimated $.50 per share based on their liquidation value and expensed immediately.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Common Stock and Class A Common Stock Issued for Cash and Subscriptions Receivable

During the third quarter of 2006, the Company received $210,000, which represented the balance due on a subscription agreement for 2,000,000 shares at $0.15 per share. The amount received was net of $45,000 in offering fees. A $45,000 down payment in May 2006 was paid directly to a service provider of the Company and had been recorded as other liabilities due to the investor as of June 30, 2006. As of September 30, 2006 this $45,000 other liabilities was reclassified to equity resulting in an equity amount of $255,000, net of the other $45,000 in offering fees.

During 2006, the Company sold 12,699,180 common shares for net proceeds of $453,205 pursuant to a Regulation S Stock Purchase Agreement.

During 2007, the Company sold 206,680,139 common shares for net proceeds of $459,470 pursuant to a Regulation S Stock Purchase Agreement.

In May 2007, the Company entered into a subscription agreement with an individual to purchase 100,000,000 shares of the Class A non voting common stock of the Company. The total sales price is $1,000,000. It is to be paid in four blocks. The Company issued the first block of 25,000,000 shares on July 11, 2007. The remaining 75,000,000 shares were issued on October 1, 2007. All 100,000,000 shares are reflected in the accompanying balance sheet as common stock Class A non-voting and a subscription receivable at December 31, 2007.

In September 2007, the Company executed a settlement agreement with an individual who had subscribed to 3,000,000 common shares for a $120,000 promissory note in 2006, which shares were issued to him, and never paid the subscription price. The settlement resulted in the return of the shares to the Company and cancellation of the subscription promissory note.

Common Stock Issued as Settlement

During the second quarter of 2006, 5,000,000 shares were issued to settle $86,000 of recorded and $300,000 of disputed liabilities. The settlement was valued at $1,500,000 based on the quoted trade price of $0.30 per share on the settlement date resulting in a loss of $1,414,000.

In late 2007, the Company agreed to issue an investor 2,000,000 shares that had been paid for in 2006 but never issued and are reflected as issuable in the accompanying statement of financial statements. As settlement compensation, the Company also issued the investor another 1,000,000. These were valued at the quoted trading price of $0.023 on the settlement date resulting in an expense of $23,000. The total 3,000,000 were issued by the transfer agent in 2008.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Common Stock Issued for Services

During 2006, 1,322,600 shares were issued to a principal of a law firm for legal or consulting services pursuant to a legal services agreement  and consulting agreement. The principal is also a director of the Company. The shares were valued at $396,780 based on the quoted trading prices on the various grant dates. The shares related to the consulting agreement were issued in the second quarter of 2006 and were deferred and amortized over a six month term with the related $240,000 value (based on quoted trading price of $.30 per share) fully amortized as of December 31, 2006. The remaining 522,600 shares valued at $156,780 (based on a quoted trading price of $0.30 per share) were expensed immediately as there is no term to the legal services agreement.

During the third quarter, 200,000 shares were issued pursuant to a consulting agreement that runs from July 15, 2006 through January 15, 2007. These shares were valued at $0.40 per share based on the quoted trading price on the agreement date and $33,333 was recorded as expense in the quarter and $46,667 was recorded as Deferred Consulting Fees. The Deferred Consulting was fully amortized during 2007.

In October 2006, the Company granted 35,150,000 common shares to employees and non-employees for services rendered. The shares were valued at $3,866,500 based on a quoted trading price on the grant date of $0.11 per share and expensed immediately since the shares were for past services.

Common Stock Issued for Exercise of Stock Options

In January 2007, the Company issued 225,000 common shares upon exercise of a stock option at $.04 per share. The exercise price of $9,000 was paid for with a payable that was due to the option holder. In May 2007, the company issued 575,000 common shares to the same option holder upon exercise of a stock option at $.01 per share in exchange for a payable of $5,750.

In March 2007, the Company issued 3,000,000 common shares upon exercise of stock options at $.01 per share and received the $30,000 exercise price in cash.

In March 2007, the Company issued 1,000,000 common shares upon exercise of stock options at $.02 per share which was paid for $18,150 with a payable due to the option holder and the remaining $1,850 was expensed as a professional fee.

In June 2007, the Company issued 500,000 common shares upon exercise of stock options at $.01 per share in exchange for a payable of $5,000.

In August 2007, the Company issued 200,000 common shares upon exercise of stock options at $0.016 per share in exchange for a payable of $3,200.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Common Stock Issued Upon Conversion of Debt

During 2006 the Company note holders converted $235,000 of notes into 1,856,932 common shares. The shares were valued at the quoted trading prices on the conversion dates resulting in a loss on conversion of $220,000 relating to only one of the notes for $75,000 which shares of 500,000 were valued at $.59 per share.

Grants of Options to Purchase Common Stock

In October and December 2006, the Company granted 3,700,000 and 3,800,000 options, respectively, for services. The options were valued at $203,500 and $152,000 ($.055 and $.04 per option), respectively, using a Black-Scholes option pricing model with the following assumptions: stock price $0.11 and $0.04, exercise price of $.055 and $.04, volatility of 221%, term of 1 day, and interest rate of 4.8%. The term of 1 day was used since as intended all recipients exercised their options immediately on the grant date. The value is to be recognized over the requisite service period and accordingly, $80,000 was deferred as of December 31, 2006. The exercise price was paid as follows: 700,000 and 800,000 was paid for with services resulting in an expense of $38,500 and $32,000, respectively and 3,000,000 and 3,000,000 were paid for with promissory notes of $165,000 and $120,000, respectively, which are reflected as an aggregate $285,000 in subscriptions receivable at December 31, 2006.

In January 2007, the Company granted 225,000 common stock options to a law firm for services provided. The options were valued at $7,876 ($.035 per option) using a Black-Scholes option pricing model with the following assumptions: stock price $0.075, exercise price of $.04, volatility of 282%, term of 1 day, and interest rate of 4.8%. The term of 1 day was used since as intended the recipient exercised their options immediately on the grant date. (See above) The Company recognized $7,876 in expense.

In March 2007, the Company granted options for 3,000,000 common shares at an exercise price of $.01 per share pursuant to a consulting agreement. The options were valued at $60,000 ($.02 per option), using a Black-Scholes option pricing model with the following assumptions: stock price $0.03, exercise price of $.01, volatility of 282%, term of 1 day, and interest rate of 4.8%. The term of 1 day was used since as intended the recipient exercised their options immediately on the grant date (see above). The value is to be recognized over the requisite service period and accordingly, $50,000 was deferred as of March 31, 2007. During the second quarter of 2007 $50,000 of the deferred consulting was expensed.

In March 2007, the Company granted 1,000,000 common stock options to a consultant for services. The options were valued at $0.0018 per option or $1,763 using a Black-Scholes option pricing model with the following assumptions: stock price $0.021, exercise price of $.02, volatility of 282%, term of 1 day, and interest rate of 4.8%. The term of 1 day was used since as intended the recipient exercised their options immediately on the grant date. (See above) The Company recognized $1,763 in expense.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

In May 2007, the Company granted 575,000 options to a law firm for services provided. The options were valued at $2,877 ($.005 per option) using a Black-Scholes option pricing model with the following assumptions: stock price $0.015, exercise price of $.01, volatility of 242%, term of 1 day, and interest rate of 4.8%. The term of 1 day was used since as intended the recipient exercised their options immediately on the grant date. The Company recognized $2,877 in expense

In June 2007, the Company granted 500,000 options to a consultant for services provided. The options were valued at $0.003 per option or $1,513 using a Black-Sholes Option Pricing Model with the following assumptions: stock price $0.013, exercise price of $.01, volatility of 242%, term of 1 day, and interest rate of 4.8%. The term of 1 day was used since as intended the recipient exercised their options immediately on the grant date. The Company recognized $1,513 in expense.

In August 2007, the Company granted 200,000 options to a consultant for services provided. The options were valued at $0.007 per option or $146 using a Black-Sholes Option Pricing Model with the following assumptions: stock price of $0.016, exercise price of $0.016, volatility of 220%, term of 1 day and interest rate of 4.8%. The term of 1 day was used since as intended the recipient exercised their options immediately on the grant date. The Company recognized $146 in expense.

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
December 31, 2007 and 2006
Options

A summary of the options issued to employees and assumed in the recapitalization and changes during the years ended December 31, 2007 and 2006 is presented below.

	Number of Options	Weighted Average Exercise Price
Balance at January 1, 2006	2,505	$38.20
Granted	7,500,000.0474
Exercised	(7,500,000)	$.0474
Expired	-	$80.00
Balance at December 31, 2006	2,505	$38.20

Weighted average fair value of options granted during the year		$.0474
Balance at January 1, 2007	2,505	38.20
Granted	5,300,000.014
Exercised	(5,300,000)	$.014
Expired	(229)	40.00
Balance at December 31, 2007	2,276	$38.00

Weighted average fair value of options granted during the year		$.014

The following table summarizes information about employee stock options outstanding at December 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$38	2,276	0.75 Years	$38.00	2,276	$38.00
	2,276		$38.00	2,276	$38.00

9.	INCOME TAXES

The Company files consolidated income tax returns for the U.S. operations of VNI & VNOS and a separate return for the Canadian operations of VNOS. There was no income tax expense for the years ended December 31, 2007 and 2006, due to the Company’s net losses.

The blended Canadian Federal and Provincial Corporate tax rate of 41.5% applies to loss before taxes of the Canadian subsidiary. The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes for the years ended December 31, 2007 and 2006, (computed by applying the United States Federal Corporate tax rate of 34% to loss before taxes), as follows:

	Years Ended December 31,
	2007	2006
Computed “expected” tax benefit	$(677,766)	$(2,612,700)
Non-deductible stock based expense	127,132	1,851,984
Foreign income tax rate differences	(102,376)	(446,572)
Other non-deductible items	3,415	15,145
Change in deferred tax asset valuation allowance	649,595	1,192,143
	$-	$-

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2007 are as follows:

Deferred tax assets:
United States net operating loss carryforward	$1,260,932
Canadian net operating loss carryforward	1,471,688
Total gross deferred tax assets	2,732,620
Less valuation allowance	(2,732,620)
Net deferred tax assets	$-

The valuation allowance at December 31, 2006 was $2,083,024. The net change in valuation allowance during the year ended December 31, 2007 was an increase of $649,595. The Company’s Canadian operations has net operating losses of approximately $3,546,235 at December 31, 2007 available to offset future Canadian net income through 2015 under Canadian Federal and Provincial tax laws and the United States operations has a net operating loss carryforward of approximately $3,708,624 available to offset future U.S. net income through 2027.

The utilization of the net operating loss carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward period. In addition, utilization of these carryforwards may be limited due to ownership changes as defined in the Internal Revenue Code.

10.	RELATED PARTY TRANSACTIONS

In October 2006, the Company accepted a $165,000 subscription promissory note from a Director (former officer) as payment for the exercise of his 3,000,000 stock options. Management believes this amount may be materially offset, with the director’s approval, against loans and accrued compensation due to this director or his controlled affiliates. Loans and accrued compensation due to this director at December 31, 2007 was $363,252.

Notes payable to a related party director or his affiliates were $101,486 at December 31, 2007.

At December 31, 2007, accrued expenses to related parties amounted to $261,766 which includes $24,211 of accrued interest

Certain officers and directors of the Company remain as officers and directors of the former parent, Vocalscape, Inc. now known as Nevstar.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

The Company has an agreement with a related party director dated August 25, 2005 for legal services with his law firm whereby the related party is periodically issued vested non-forfeitable common shares of the Company so the director shall hold 4.9% of the issued and outstanding common shares and any proceeds from the sale of such shares by the related party are credited against invoice amounts due to that related party for legal services. The agreement has no stated term. Due to the contingent nature of the proceeds and the unstated term of the legal service agreement, the fair value of any shares issued will be expensed when issued. The related party invoices are accrued to accounts payable, periodically paid in cash and the accounts payable and legal expenses are credited for any proceeds in the period the proceeds are received by the related party and reported to the Company. As of September 30, 2007 proceeds in the amount of $ 42,871 were reported to the Company in 2007. These proceeds were credited to legal expenses and reduced the payable to the related party. No additional shares were issued as the director held in excess of 4.9% of the common stock of the Company. At December 31, 2007 accounts payable to this law firm were $240,779 and included in accounts payable, related parties. In addition a loan payable to the law firm was $59,000 and included in loans and notes payable, related parties. Expenses incurred by the Company during 2007 to this law firm were $33,352 after the $42,871 credit above. See Note 8 for common share grants to this related party.

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

The Company enters into sales agent and distributor agreements to sell its products. These agreements are primarily commission based. There were no commissions payable as of December 31, 2007.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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

In July and August 2005, the Company received correspondence from a former officer and former employee regarding threatened material litigation relating to alleged compensation due to each employee. Although the Company disputes such amounts, these amounts aggregating $ 687,407 had been previously accrued in a period prior to 2005 and are included in accrued expenses. (See Note 13)

12.	CONCENTRATIONS

Revenues - During 2007, the Company had revenues from 3 customers which were 58%, 27% and 15% of total revenues. During 2006, the Company had revenues from 5 customers of which 4 were each over 10% of revenues consisting of 37%, 24%, 24% and 12% of total revenues.

13.	ACCRUED EXPENSES

Accrued expenses at December 31, 2007 consist of the following:

Accrued license fees	$36,000
Accrued interest	440,531
Accrued compensation	687,407
Accrued expenses – other	106,351

Total	$1,270,289

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

14.	SHARE EXCHANGE AGREEMENT

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

15.	PAYABLE TO SHAREHOLDER

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

In January 2008, the Company issued 37,350,000 common shares in exchange for $74,196 net proceeds under the Regulation S offering. In March 2008 the Company issued 14,898,000 common shares in exchange for $16,800 net proceeds under the Regulation S offering. In March 2008 the Company issued 12,095,000 common shares in exchange for $18,789 net proceeds under the Regulation S offering.

In March 2008, the Company granted 1,500,000 options and 3,500,000 common shares to a consultant for services rendered. The options were valued at $21,002 using a Black-Sholes option pricing model with the following assumptions: stock price of $0.024 and exercise price of $0.01, volatility of 214%, term of 1 day and interest rate of 4.8%. The term of 1 day was used since the recipient exercised their options immediately on the grant date. The shares were valued at the $0.024 quoted trading price or $84,000 and both amounts were expensed as compensation.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

In April 2008, the Company issued 7,500,000 and 16,000,000 common shares to two consultants, respectively, pursuant to consulting agreements. The shares were valued at the $0.021 quoted trading price for a total of $493,500 and will be recognized over the service period.

In April 2008 the Company issued 10,000,000 options and 10,000,000 shares and another 20,000,000 options to a related party director for services his law firm rendered. The options were valued at $470,000 using the Black-Sholes method with volatility of 214%, expected term of 5-years and interim rate of 4.8%. The shares were valued at the $0.021 quoted trading price or $210,000 and both amounts are to be applied to accounts payable to this related party.

In April 2008, the Company granted 10,000 Series A Preferred Shares to the former CEO and current Chairman for $2,500.

In April 2008 the Company granted 46,500,000 common shares to various employees and lenders. The shares were valued at the $0.013 quoted trading price or $604,000 and expensed.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports filed by us with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management.

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-(f) under the Securities Exchange Act of 1934). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Based on its assessment, our management determined that, as of the end of the period covered by this report, we maintained effective internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.
PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS

Vocalscape’s directors and executive officers are as follows as of May 15, 2008:

Name	Position	Appointment
Robert W. Koch	Chief Executive Officer and Chairman of the Board	October 5, 2005
Ron McIntyre	President, Secretary and Director	August 25, 2005
David M. Otto	Director	January 21, 2002
Robert Koch, Sr.	Director	September 25, 2006

ROBERT W. KOCH, AGE 41, CHAIRMAN OF THE BOARD OF DIRECTORS AND HEAD OF BUSINESS DEVELOPMENT

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

In May of 2004, Mr. Koch also founded Bedford Investment Partners where he continues to serve as a Managing Director. He is a graduate from St John’s University in New York where he continues to support the school and his fraternity Tau Kappa Epsilon. Mr. Koch is also active in several non-profit organizations throughout New York and the Tri State Area.

RON MCINTYRE, AGE 59, PRESIDENT, SECRETARY AND DIRECTOR

Mr. McIntyre has management experience with technology companies and start-ups in the United States and Canada. Included in his experience are three corporate mergers/acquisitions. On March 19, 1998, as President of Visionary Solutions (VSI:ASE), Mr. McIntyre signed merger documents for an Agresso (UNI:Oslo) takeover bid. In 1992, Mr. McIntyre also served on the Board of Directors of Richmond Software (The Maximizer) until the company’s merger with Modatech (NASDAQ). In 1989, he joined Consumers Software Inc. as Director of Sales & Marketing and was instrumental in increasing software sales by more than 500% until the company was acquired by Microsoft on April 8, 1991.

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

DAVID M. OTTO, AGE 49, DIRECTOR

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

ROBERT KOCH, SR., AGE 65, DIRECTOR

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

Director’s Compensation

Vocalscape’s directors do not receive any stated salary for their services as directors or members of committees of the Board of Directors, but by resolution of the board, a fixed fee may be allowed for attendance at each meeting. Directors may also serve the Company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity. Reasonable travel expenses of directors in connection with the performance of their duties for Vocalscape may be reimbursed upon approval of the Board of Directors.

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

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2007, 2006 and 2005:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Robert W. Koch, Chairman of the Board of Directors (1)	2007 2006 2005	$360,000 $180,000 -0-	-0- -0- -0-	$5,000 $1,265,000 -0-	$-0- $165,000 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	$365,000 $1,610,000 -0-

Ron McIntyre, President, Secretary and Director (2)	2007 2006 2005	$86,400 $85,100 $78,000	-0- -0- -0-	$-0- $440,000 -0-	$-0- $46,000 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	$86,400 $571,000 $78,000

Lawrence Hartman, Director (3)	2007 2006 2005	-0- -0- -0-	-0- -0- -0-	-0- $440,000 -0-	-0- $40,000 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- $480,000 -0-

David M. Otto, Director (4)	2007 2006 2005	-0- -0- -0-	-0- -0- -0-	$-0- $440,000 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	$-0- $440,000 -0-

Robert Koch, Sr, Director (5)	2007 2006 2005	-0- -0- -0-	-0- -0- -0-	$-0- $220,000 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	$-0- $220,000 -0-

Ryan Gibson, Director (6)	2007 2006 2005	-0- $30,556 -0-	-0- -0- -0-	$-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- $30,556 -0-

Rick Girouard Director (7)	2007 2006 2005	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

John Haddock (8)	2007 2006 2005	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

(1) Mr. Koch was appointed Chairman of the Board of Directors on October 5, 2005 and has acted as Head of Business Development since September 22, 2006.

(2) Mr. McIntyre was appointed Director on August 25, 2005, was appointed President on October 5, 2005 and was appointed Secretary on December 15, 2005.

(3) Mr. Hartman was appointed Director on October 5, 2005 and resigned as Director on April 23, 2007.

(4) Mr. Otto was appointed as Secretary and Director on January 21, 2002. While Mr. Otto is not compensated for his services in his capacity as Director, on August 18, 2006, Vocalscape filed a registration statement on Form S-8 covering the registration of 1,322,000 shares of common stock issued to Mr. Otto, the proceeds of which are to be credited against accrued, unpaid legal fees for legal services performed by Mr. Otto for Vocalscape. Mr. Otto resigned his position as Secretary on November 8, 2005.

(5) Robert Koch, Sr., the father of Robert W. Koch, our Chairman of the Board, was appointed as Director on September 25, 2006.

(6) Mr. Gibson was appointed Director on October 5, 2005 and resigned as Director on June 1, 2006.

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

Other Compensation

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of our company in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2007 provided for or contributed to by our company.

Director Compensation

The following table sets forth director compensation as of December 31, 2007:

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

During the year ended December 31, 2007, we issued shares of our common stock to our officers and directors, or their nominees, as follows:

Robert W. Koch	-0- shares
Ron McIntyre	-0- shares
Laurence Hartman	-0- shares
David M. Otto	-0- shares
Robert Koch, Sr.	-0- shares

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2007:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert W. Koch	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-
Ron McIntyre	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-
Laurence Hartman	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-
David M. Otto	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-
Robert Koch, Sr.	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Securities Authorized for Issuance under Equity Compensation Plans

On November 2, 2006, the Vocalscape Networks, Inc. 2006 Stock Option Plan (the “Plan”) was adopted and approved by the Directors of the Company. 64,000,000 shares of common stock have been authorized for issuance under the Plan, at the discretion of the Administrator, to be granted as awards under the Plan. As of December 31, 2007, no options to purchase shares of common stock under the Plan are outstanding.

The Board of Directors currently administers the 2000 Stock Option Plan (the “2000 Plan”) and 2001 Stock Option Plan (the “2001 Plan”). Each of the 2000 Plan and the 2001 Plan provides for the grant of options (incentive and non-statutory), to officers, employees and independent contractors capable of contributing to the Company’s performance. The Company has reserved an aggregate of 5,000,000 shares of common stock for grants under the 2000 Plan and an aggregate of 5,000,000 shares of common stock for grants under the 2001 Plan. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended. As of December 31, 2007, the Company had no outstanding non-statutory options under the 2000 Plan and the 2001 Plan.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our shares of voting stock as of May 15, 2007 by: (i) each person who is known by us to beneficially own more than 5% of the issued and outstanding shares of common stock; (ii) Chief Executive Officer; (iii) the directors; and (iv) all of the executive officers and directors as a group. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS (1)

Robert C. Koch 170 E. Post Road, Suite 206 White Plains, New York Canada V6J 1Y6	14,270,809 (common stock) 45,000 (Series A Convertible Preferred Stock)	3.72% 90%

Anthony Caridi 305 - 1847 West Broadway Vancouver, British Columbia Canada V6J 1Y6	6,532,711 (common stock) 5,000 (Series A Convertible Preferred Stock)	1.70% 10%

Ron McIntyre 305 - 1847 West Broadway Vancouver, British Columbia Canada V6J 1Y6	4,419,711 (common stock)	1.15%

Robert Koch, Sr. 170 E. Post Road, Suite 206 White Plains, New York Canada V6J 1Y6	2,000,000 (common stock)	.005%

Lawrence Hartman 305 - 1847 West Broadway Vancouver, British Columbia Canada V6J 1Y6	4,000,000 (common stock)	1.04%

David M. Otto 601 Union Street, Suite 4500 Seattle, Washington 98101	-0- (common stock)	-0-%

All officer and directors as a group (4 persons)	31,223,231 (common stock) 45,000 (Series A Convertible Preferred Stock)	8.14% (common stock) 100% (Series A Convertible Preferred Stock)

(1) This table is based on 383,783,937 shares of common stock, 45,000 shares of Series A Convertible Preferred Stock, and 100,000,000 shares of Class A Common Stock, issued and outstanding on May 15, 2008.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Vocalscape was billed by its accountants approximately $75,000 and $65,000 during the years ended December 31, 2007 and 2006, respectively, for fees and expenses related to professional services rendered in connection with the year end audits of the consolidated financial statements and reviews of the quarterly consolidated financial statements.

Audit-Related Fees

Vocalscape was billed fees of approximately $200 and $16,500 for the years ended 2007 and 2006, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements.

Tax Fees

Vocalscape was not billed any fees for tax compliance, tax advice and tax planning, including the preparation of certain tax returns for the years ended December 31, 2007 and 2006.

All Other Fees

There have been no other material fees charged for accounting products or services other than those described above for the years ended December 31, 2007 and 2006.

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

VOCALSCAPE NETWORKS, INC.

Date: May 15, 2008	By:	/s/ Ron McIntyre
Ron McIntyre, President and principal financial officer
Title

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on its behalf of Vocalscape Networks, Inc. And in the capacities indicated.

Signature	Title	Date

/s/ Robert W. Koch	Chairman of the Board of Directors	05/15/08
Robert W. Koch

/s/ Ron McIntyre	President, Secretary and Director	05/15/08
Ron McIntyre

/s/ Robert W. Koch	Director	05/15/08
Robert Koch, Sr.

/s/ David M. Otto	Director	05/15/08
David M. Otto

EXHIBIT INDEX

Exhibit Number	Description
2.1	Asset Purchase Agreement dated April 7, 2003, by and between Company and John Smith (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 9, 2003)
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