Form 10-Q
period 2008-03-31
Vocalscape Networks, Inc.
filed 2008-05-20
CIK 1083721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 16, 2008, there were 383,783,937 shares of the issuer’s common stock, par value $0.001 per share, outstanding, 60,000 shares of Series A Convertible Preferred Stock outstanding, and 100,000,000 shares of Class A Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

VOCALSCAPE NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2008

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, the company’s ability to (i) adapt to rules and regulations that may be promulgated that affect how Vocalscape must conduct its Voice-over-Internet Protocol business and operations; (ii) market and distribute its Voice-over-Internet Protocol services; (iii) secure capital to continue operations; (iv) achieve and manage growth; and (v) develop or acquire new technology to effectively provide new and/or better services. Additional factors that will impact the company’s success include the company’s ability to attract and retain qualified personnel; the voting decisions of Robert Koch, who controls approximately 37.86% of the voting power of all securities of Vocalscape; and other factors discussed in Vocalscape’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Vocalscape Networks, Inc. and Subsidiary
Consolidated Financial Statements
For the Three Months ended March 31, 2008 and 2007
(Unaudited)

Vocalscape Networks, Inc. and Subsidiary

Vocalscape Networks, Inc. and Subsidiary
Consolidated Balance Sheets

	(Unaudited)
	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$210	$236
Total current assets	210	236
Investment in non-marketable equity securities	21,116	18,656
Property and equipment, net	16,388	18,074
Development costs, net	-	-
Total assets	$37,714	$36,966

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Loans and notes payable	$1,767,000	$1,767,000
Loans and notes payable, related parties	160,486	160,486
Loan payable due for software purchase, net of discount	131,746	131,746
Accounts payable	296,671	285,379
Accounts payable, related parties	260,802	240,779
Accrued expenses	1,358,856	1,270,289
Accrued expenses, related parties	348,025	272,304
Convertible debentures	84,912	84,912
Payable to shareholder	900,027	900,027
Embedded conversion option liability	159,851	193,375
Other liablilities	14,289	14,289
Total current liabilities	5,482,665	5,320,586

Commitments and contingencies (Note 11)

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 25,000,000 authorized Series A, voting convertible preferred stock, 100,000 shares authorized, 50,000 shares issued and outstanding (liquidation value $0.50 per share)	50	50
Common stock, $0.001 par value, 400,000,000 authorized, 337,278,968 and 272,935,968 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	337,279	272,937
Common stock issuable, at par value (11,504,969 and 8,004,969 shares at March 31, 2008 and December 31, 2007, respectively)	11,505	8,005
Common stock , Class A non voting, $.001 par value, 100,000,000 shares authorized, 100,000,000 shares issued and outstanding	100,000	100,000
Common stock and Common Stock, Class A subscriptions receivable	(1,165,000)	(1,165,000)
Additional paid-in capital	7,749,274	7,602,329
Accumulated deficit	(12,478,059)	(12,101,941)
Total stockholders' deficit	(5,444,951)	(5,283,620)
Total liabilities and stockholders' deficit	$37,714	$36,966

See accompanying notes to consolidated financial statements

Vocalscape Networks, Inc. and Subsidiary
Consolidated Statements of Operations

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Revenue	$6,275	$10,511
Cost of revenue	-	739
Gross profit	6,275	9,772

Costs and expenses:
Compensation	167,997	176,857
Consulting	126,548	153,616
Professional fees	12,293	(17,182)
General and administration	25,945	66,845
	332,783	380,136
Loss from operations	(326,508)	(370,364)

Other income (expense)
Loss on conversion	-	(80,000)
Interest expense	(85,594)	(61,230)
Change in fair value of embedded conversion option liability	33,524	-
Foreign currency transaction gain (loss), net	2,460	(3,284)
Total other income (expense)	(49,610)	(144,514)

Net loss	$(376,118)	$(514,878)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding during the period - basic and diluted	321,504,168	68,818,277

See accompanying notes to consolidated financial statements

Vocalscape Networks, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(376,118)	$(514,878)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,686	2,425
Amortization of debt discount	-	68,431
Deferred consulting amortization	-	96,667
Stock issued for services	84,000	-
Stock options exercises paid for with services	-	1,850
Stock options granted for services	21,002	9,639
Foreign currency transaction loss (gain)	(2,460)	1,143
Change in fair value of embedded conversion option liability	(33,524)	-
Non-cash loan fee	-	20,000
Changes in other assets and liabilities:
Accounts payable	11,292	(32,737)
Accounts payable, related party	20,023	(23,250)
Other accrued liabilities	24,466	(14,888)
Accrued interest - related party	1,471	3,547
Accrued expenses	64,101	28,720
Accrued expenses, related aprties	74,250	68,668
Net cash used in operations	(109,811)	(284,663)

Cash flows from financing activities:
Bank overdraft	-	(4,175)
Loan proceeds from related party	-	16,000
Proceeds from common stock sales	109,785	82,620
Loan proceeds	-	180,000
Net cash provided by financing activities	109,785	274,445
Net increase (decrease) in cash and cash equivalents	(26)	(10,218)
Cash and cash equivalents, beginning of period	236	14,697
Cash and cash equivalents, end of period	$210	$4,479

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Recording of beneficial conversion value to debt discount and APIC	$-	$60,000
Conversion of note to common stock	$-	$120,000
Exchange of accounts payable for common stock on exercise of warrants	$-	$27,150
Recording od deferred consulting	$-	$60,000

See accompanying notes to consolidated financial statements

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008

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

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008

Going Concern – The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had a net loss for the three months ended March 31, 2008 of $376,118, net cash used in operations for the three months ended March 31, 2008 of $109,811, and working capital deficit of $5,482,455, accumulated deficit of $12,478,059 and stockholders’ deficit of $5,444,951 at March 31, 2008. In addition, the Company was in default on $436,746 of promissory notes and loans at March 31, 2008.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

In order to execute its business plan, the Company will need to raise additional working capital and generate additional revenues. There can be no assurance that the Company will be able to obtain the necessary working capital or generate additional revenues to execute its business plan. During 2008, the Company generated revenues from customer consulting agreements and raised capital through initiating a Regulation S offering by VSI. Management believes the continuation of revenues combined with additional capital raises and additional promissory notes will provide the Company the ability to continue as a going concern.

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
March 31, 2008

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
March 31, 2008

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

No software development costs were amortized during the years ended December 31, 2004 and 2003 as the product was not considered to be generally released until 2005. The sales recorded during 2004 occurred prior to the general release. Amortization was recorded in 2006 and 2007 and was included in cost of revenues.

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

Accounting for Derivatives– The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008

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
March 31, 2008

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

Use of Estimates in Financial Statements – The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2008 and 2007 include the valuation of the investment in non-marketable equity securities, valuation of stock-based payments, valuation of beneficial conversion feature on convertible debt, fair value of the embedded conversion option liability, and valuation allowance on deferred tax assets.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008

Net Earnings (Loss) Per Share - Basic earnings (loss) per common share is based on the weighted-average number of all common shares and Class A Common Shares outstanding. The computation of diluted earnings (loss) per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share.

Class A Common Stock was issued in May and October 2007 with a majority of it issued into escrow. The subscription receivable has not been received as of December 31, 2007 nor as of May 14, 2008. Accordingly, for purposes of the computation of net loss per share, Class A Common Shares are not considered issued and outstanding and not included in the computation of weighted average shares outstanding for the period ended March 31, 2008.

As of March 31, 2008, there were warrants and options convertible to 1,250 and 2,276 common shares and there were promissory notes convertible into 20,855,932 common shares that may dilute future earnings per share.

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
March 31, 2008

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

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008

Reclassifications

Certain amounts in the 2007 consolidated financial statements have been reclassified to conform with the 2008 presentation.

3.	INVESTMENT IN NON-MARKETABLE EQUITY SECURITIES

The composition of non-marketable securities at March 31, 2008 is as follows:

	Cost	Fair Value

Equity securities	$21,116	$21,116

During April 2007 the Company received 2.1 million equity securities of a customer based in Europe. These securities were received from this private company as payment for services rendered. The value of the securities could not be determined and the value of the services was also not determinable, therefore the Company valued the securities at a nominal value equal to the par value of the securities or $17,290 which the Company believes is below the value of services provided. This amount was recorded as revenues. At December 31, 2007 the cost and fair value were increased by $1,366 to reflect the increase due to changes in the exchange rates. At March 31, 2008 the cost and fair value were increased by $ 2,460 to reflect the increase due to changes in the exchange rates.

4.	PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2008, consists of the following:

Office equipment	$35,854
Accumulated depreciation	(19,466)
Property and equipment, net	$16,388

Depreciation during the three months ended March 31, 2008 and 2007 were $1,686 and $ 1,686, respectively.

5.	DEVELOPMENT COSTS

Capitalized software development cost consists of the following at March 31, 2008:

Cost	$8,869
Accumulated amortization	(8,869)
Software, net	$0

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008

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

6.	NOTES PAYABLE, NOTES PAYABLE RELATED PARTIES AND CONVERTIBLE DEBENTURES

Notes payable to related and unrelated parties consists of the following at March 31, 2008:

Note payable to the related party principal shareholder and officer of the Parent and to companies owned or controlled by him; due on demand; unsecured; with interest at prime plus 2% to 3% (7.25% to 8.25% at March 31, 2008)	$101,486
Note payable to law firm, due on demand, non-interest bearing	59,000
Subtotal – Notes payable related parties	160,486
Notes payable to two individuals – non interest bearing-in default	145,000
Notes payable to two individuals with interest at 10.50%-Due March 2008 – in default	160,000

Notes payable to two individuals with interest accruing at 10%	159,000
Notes payable to six individuals; due on demand; unsecured; with interest at prime plus 3% (8.25% at March 31, 2008)	1,303,000

Subtotal – Notes payable unrelated parties	1,767,000

Total Notes Payable	$1,927,486

The weighted average interest rate on short term outstanding as of March 31, 2008 was 8.39%.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008

At December 31, 2007, $145,000 of the above promissory notes were in default. At March 31, 2008, $305,000 of the above promissory notes were in default.

Convertible Debentures - In October 2005, upon recapitalization, the Company assumed four 10% one-year convertible debentures to four individuals for $11,698, $60,705, $6,121 and $6,388 cash. These debentures had been issued in October and November 2004. The debentures are convertible into 2,123 common shares based on a conversion rate of $40 per share. The embedded conversion options were determined not to be derivatives at the issuance date or as of March 31, 2008 since the debt qualifies as conventional convertible debt. Based upon the conversion rate at the issuance date, there was no beneficial conversion feature recorded.

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

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008

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

On April 30, 2007 the Company issued a convertible promissory note for $150,000. The Company received $100,000 of the proceeds from this note during the second quarter and $50,000 in July 2007 (see below). The note bears interest at prime plus three percent, is due on demand and is collateralized by non-marketable equity securities owned by the Company (see Note 3). The note holder has the option to convert the note into Common Stock of the Company within 365 days of the note date at the lessor of 50% of the closing market price of the Common Stock on the date the written notice is provided by the holder of the note or $0.10 per share. Management of the Company has determined that the note is a derivative and contains an embedded conversion option since the variable conversion rate causes an inability to guarantee that there will be enough authorized shares available if the holder elects to convert. The Company recorded an embedded conversion option liability on this note of $169,596. This created a change in fair value of the embedded conversion options of $69,596 that was recorded as an other expense. Since the note is due on demand, the Company recognized $100,000 of interest expense on the debt discount. At June 30, 2007 the Company adjusted the embedded conversion option liability to fair value and decreased it by $5,816 due to changes in market value. The $5,816 was credited to expense in June 2007. The embedded conversion option was valued using the Black-Scholes model with the following assumptions in May 2007 and June 30, 2007: stock price $0.02 and $.015, exercise price of $.01 and $.0075, volatility of 242%, term of 1 year and .83 years, and interest rate of 4.8%. At September 30, 2007 the Company adjusted the embedded conversion option liability to fair value and decreased it by $21,945 due to changes in market value. The $21,945 was credited to expense in September 2007. At December 31, 2007 the Company adjusted the embedded conversion option liability to fair value and decreased it by $12,918 due to changes in market value. The $12,918 was credited to expense in December 2007. At March 31, 2008 the Company adjusted the embedded conversion option liability to fair value and decreased it by $22,349 due to changes in market value. The $22,349 was credited to expense in March 2008.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008

On July 2, 2007 the Company received the $50,000 balance of the above note payable. Management of the Company has determined that the note is a derivative and contains an embedded conversion option since the variable conversion rate causes an inability to guarantee that there will be enough authorized shares available if the holder elects to convert. The Company recorded an embedded conversion option liability on this note of $81,825. This created a change in fair value of the embedded conversion option of $31,825 that was recorded as an other expense. Since the note is due on demand, the Company recognized $50,000 of interest expense on the debt discount. At September 30, 2007 the Company adjusted the embedded conversion option liability to fair value and decreased it by $10,908 due to changes in market value. The $10,908 was credited to expense in September 2007. The embedded conversion option was valued using the Black-Sholes model with the following assumptions in July 2007 and September 2007: stock price of $0.014 and $0.026, exercise price of $0.007 and $0.013, volatility of 204%, term of .83 and.58 years, and interest rate of 4.80%. At December 31, 2007 the Company adjusted the embedded conversion option liability to fair value and decreased it by $6,459 due to changes in market value. The $6,459 was credited to expense in December 2007. At March 31, 2008 the Company adjusted the embedded conversion option liability to fair value and decreased it by $11,175 due to changes in market value. The $11,175 was credited to expense in March 2008.

The Company also determined that all other common stock equivalent securities including the convertible debentures, warrants and options, but excluding conventional convertible debt, may require classification as liabilities due to the authorized shares problem. However, due to the relatively large conversion and exercise prices of these other instruments, the fair value of the liabilities at all dates from April 2007 through March 31, 2008 was zero.

On October 11, 2007, the Company received $20,000 on a note payable. The Company was charged a $5,000 loan fee for the note. The note was due on November 11, 2007 and is in default at December 31, 2007. The note does not bear interest but is secured by a Pledge and Security agreement covering 1,500,000 shares of the capital stock of Vocalscape Networks, Inc.

On November 2, 2007, the Company received $100,000 and issued a promissory note for $120,000 which includes a $20,000 loan fee. The loan is non-interest bearing and due in 30-days or on December 2, 2007. At March 31, 2008 the loan was in default.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008

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

The loan payable balance at March 31, 2008 was as follows:

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
March 31, 2008

Common Stock and Class A Common Stock Issued for Cash and Subscriptions Receivable

During 2007, the Company sold 206,680,139 common shares for net proceeds of $459,470 pursuant to a Regulation S Stock Purchase Agreement.

In May 2007, the Company entered into a subscription agreement with an individual to purchase 100,000,000 shares of the Class A non voting common stock of the Company. The total sales price is $1,000,000. It is to be paid in four blocks. The Company issued the first block of 25,000,000 shares on July 11, 2007. The remaining 75,000,000 shares were issued on October 1, 2007. All 100,000,000 shares are reflected in the accompanying balance sheet as common stock Class A non-voting and a subscription receivable at March 31, 2008.

In September 2007, the Company executed a settlement agreement with an individual who had subscribed to 3,000,000 common shares for a $120,000 promissory note in 2006, which shares were issued to him, and never paid the subscription price. The settlement resulted in the return of the shares to the Company and cancellation of the subscription promissory note.

During February and March 2008, the Company sold 64,343,000 common shares for net proceeds of $109,785 pursuant to a Regulation S Stock Purchase Agreement.

Common Stock Issued as Settlement

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

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008

Common Stock Issued for Services

In March 2008 the Company granted 3,500,000 common shares to a consultant for services rendered. The shares were valued at the $.024 quoted trading price on the grant date resulting in an expense of $84,000.

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

Grants of Options to Purchase Common Stock

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
March 31, 2008

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

In March 2008 the Company granted 1,500,000 options for services rendered. The options were valued at $21,002 using a Black-Sholes option pricing model with the following assumptions: stock price of $0.024 and exercise price of $0.01, volatility of 214%, term of 1 day and interest rate of 4.8%. The term of 1 day was used since the recipient exercised their options shortly after grant date in April, 2008. The $21,002 was expensed.

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

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008

9.	RELATED PARTY TRANSACTIONS

In October 2006, the Company accepted a $165,000 subscription promissory note from a Director (former officer) as payment for the exercise of his 3,000,000 stock options. Management believes this amount may be materially offset, with the director’s approval, against loans and accrued compensation due to this director or his controlled affiliates. Loans and accrued compensation due to this director at March 31, 2008 was $410,792.

Notes payable to a related party director or his affiliates were $101,486 at March 31, 2008

At March 31, 2008, accrued expenses to related parties amounted to $348,025 which includes $25,682 of accrued interest.

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
March 31, 2008

The Company is a party to a second office lease agreement, with a two-year term, covering 1,435 square feet, which commenced March 1, 2005, for the office in White Plains, New York. The agreement calls for monthly rental of $2,350. The lease expired on February 28, 2007 and the Company pays $2,500 per month, on a month to month basis.

The Company enters into sales agent and distributor agreements to sell its products. These agreements are primarily commission based. There were no commissions payable as of March 31, 2008.

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

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008

11.	ACCRUED EXPENSES

Accrued expenses at March 31, 2008 consist of the following:

Accrued license fees	$36,000
Accrued interest	504,632
Accrued compensation	687,407
Accrued expenses - other	130,817
Total	$1,358,856

12.	PAYABLE TO SHAREHOLDER

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

In April 2008, the Company issued 10,000,000 options and 10,000,000 shares and another 20,000,000 options to a related party director for services his law firm rendered. The options were valued at $470,000 using the Black-Sholes method with volatility of 214%, expected term of 5 years and interest rate of 4.8%. The shares were valued at the $0.021 quoted trading price or $210,000 and both amounts are to be applied to accounts payable to this related party.

In April 2008, the Company granted 10,000 Series A Preferred Shares to the former CEO and current Chairman for $2,500.

In April 2008, the Company granted 46,500,000 common shares to various employees and lenders. The shares were valued at the $0.013 quoted trading price or $604,000 and expensed.

Vocalscape Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008

In May, 2008 the Company received $75,000 on a promissory note. The note is for $100,000, without interest, but with a loan fee of $30,000. The loan is due on July 13, 2008. The Company expects to receive the balance of the funding of $25,000 shortly.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT’S DISCUSSION AND ANALYSIS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements.

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

GOING CONCERN

Our company has nominal revenues and has incurred net losses in the first quarter of $376,118 and net cash used in operations of $109,811 in the three months ended March 31, 2008. Our current liabilities exceed our current assets by $5,482,455 and we have an accumulated deficit and stockholder’s deficit of $12,478,049 and $5,444,951 respectively, at March 31, 2008. These conditions give rise to substantial doubt about Vocalscape’s ability to continue as a going concern. Vocalscape’s ability to continue developing its operations and generate revenues or its ability to obtain additional funding will determine its ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

The Company recorded revenues of $6,275 for the quarter ending March 31, 2008, as compared to revenues of $10,511 for the quarter ending March 31, 2007.

General and administrative expenses decreased to $25,945 for the quarter ending March 31, 2008, a decrease of 61% over expenses of $66,845 for the quarter ending March 31, 2007. General and administrative expenses in this first quarter of 2008 consist primarily of rent, telephone, travel sales and other general corporate and office expenses.

Interest expense was $85,594 for the quarter ending March 31, 2008, an increase of 39% over expense of $61,230 for the quarter ending March 31, 2007. This interest expense consists of interest on various loans, and convertible debentures.

Compensation expense for the quarter ending March 31, 2008, was $167,997, as compared to $176,857 for the quarter ending March 31, 2007. Compensation expense for the current quarter consists of salaries paid to the Company’s employees and officers.

Professional fees increased to $12,293 for the quarter ending March 31, 2008, compared to a credit of $(17,182) for the quarter ending March 31, 2007. These expenses consist primarily of legal and accounting fees in 2007 as a result of the Company being a reporting issuer under the Securities Exchange Act of 1934, as amended.

Consulting fees expense for the quarter ending March 31, 2008 was $126,548, a decrease of 18% over expenses of $153,616 for the quarter ending March 31, 2007. The consulting fees in this first quarter of 2007 primarily relate to amounts paid to non-officer and director persons performing services on behalf of Vocalscape and includes $105,002 of stock based expenses.

Depreciation expense for the quarter ending March 31, 2008 was $1,686 compared to $1,686 for the quarter ending March 31, 2007.

The net loss for the quarter ending March 31, 2008 is $376,118 (de minimis net loss per share) compared to a net loss for quarter ending March 31, 2007 of $514,878 (net loss per share of $0.01).

LIQUIDITY AND CAPITAL RESOURCES

The Company has cash and cash equivalents of $210, total current liabilities of $5,482,665 and total assets of $37,714 at March 31, 2008. The Company continues to incur costs, but has not secured adequate new revenue to cover the costs. The Company does not currently have an adequate source of reliable, long-term revenue to fund operations. As a result, Vocalscape is completely dependent on outside sources of capital funding to continue operations. There can be no assurances that the company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there are no assurances that the Company will be able to secure adequate sources of new capital funding, whether it is in the form of share capital, debt, or other financing sources.

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

EVENTS SUBSEQUENT TO THE QUARTER ENDED MARCH 31, 2008

In April 2008, the Company issued 7,500,000 and 16,000,000 common shares to two consultants, respectively, pursuant to consulting agreements. The shares were valued at the $0.021 quoted trading price for a total of $493,500 and will be recognized over the service period.

In April 2008, the Company issued 10,000,000 options and 10,000,000 shares and another 20,000,000 options to a related party director for services his law firm rendered. The options were valued at $470,000 using the Black-Sholes method with volatility of 214%, expected term of 5 years and interest rate of 4.8%. The shares were valued at the $0.021 quoted trading price or $210,000 and both amounts are to be applied to accounts payable to this related party.

In April 2008, the Company granted 10,000 Series A Preferred Shares to the former CEO and current Chairman for $2,500.

In April 2008, the Company granted 46,500,000 common shares to various employees and lenders. The shares were valued at the $0.013 quoted trading price or $604,000 and expensed.

In May, 2008 the Company entered into a promissory note for $100,000, without interest, but with a loan fee of $30,000. On May 13, 2007 the Company received $75,000. The loan is due on July 13, 2008. The Company expects to receive the $25,000 balance of the promissory note prior to the end of May.

ITEM 3. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President, who also acts as our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our President and principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our President, who also acts as our principal financial officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of gathering, analyzing and disclosing of information that Vocalscape is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company's internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During February and March 2008, the Company sold 64,343,000 common shares for net proceeds of $109,785. The Company made such sale of pursuant to Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the sale was made offshore of the United States, to a non-United States person, where no directed selling efforts were made in the United States and offering restrictions were implemented.

In March 2008, the Company granted an option to purchase 1,500,000 shares of common stock and 3,500,000 shares of common stock to a consultant for services rendered. The Company made such sale of pursuant to Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act, on the basis that the sale was made offshore of the United States, to a non-United States person, where no directed selling efforts were made in the United States and offering restrictions were implemented.

In April 2008, the Company issued 7,500,000 and 16,000,000 shares of common stock to two consultants, respectively, pursuant to consulting agreements. The shares were valued at the $0.021 quoted trading price for a total of $493,500 and will be recognized over the service period. The offer was made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D, promulgated thereunder, as each offeree wan was an “accredited investor” within the meaning of SEC Rule 501(a).

In April 2008 the Company issued an option to purchase 10,000,000 shares of common stock and 10,000,000 shares of common stock and second option to purchase 20,000,000 shares of common stock to David Otto, a director of the Company, for services his law firm rendered to the Company. The options were valued at $0.021 per option or $470,000. The shares were valued at the $0.021 quoted trading price or $210,000 and both amounts are to be applied to accounts payable to this related party. The offer and sale was made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D, promulgated thereunder, as the offeree wan was an “accredited investor” within the meaning of SEC Rule 501(a).

In April 2008, the Company granted 10,000 shares of Series A Preferred Stock to Robert Koch, the Chairman of the Board of Directors, for aggregate proceeds of $2,500. The offer and sale was made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D, promulgated thereunder, as the offeree wan was an “accredited investor” within the meaning of SEC Rule 501(a).

In April 2008 the Company granted 46,500,000 shares of common stock to various employees and lenders. The shares were valued at the $0.013 quoted trading price or $604,000 and expensed. The offer to employees was made pursuant to Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act on the basis that the sale was made offshore of the United States, to a non-United States person, where no directed selling efforts were made in the United States and offering restrictions were implemented. The offer and sale to lenders was made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D, promulgated thereunder, as the offeree was an “accredited investor” within the meaning of SEC Rule 501(a).

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

Vocalscape Networks, Inc. (Name of Registrant)

Date: May 20, 2008	By:	/s/ Ron McIntyre
Ron McIntyre
President

EXHIBIT INDEX

3.1.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.2	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.3	Certificate of Amendment to Articles of Incorporation of the Company filed October 25, 2001 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on December 18, 2001).

3.1.4	Certificate of Amendment to Articles of Incorporation of the Company filed November 6, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on May 18, 2006).

3.1.5	Certificate of Amendment to Articles of Incorporation of the Company filed January 3, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 17, 2007).

3.2.2	Bylaws (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.