Form 10-Q
period 2008-06-30
KALEIDOSCOPE VENTURE CAPITAL INC.
filed 2008-08-19
CIK 1083721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 000-27277

KALEIDOSCOPE VENTURE CAPITAL INC.
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

As of August 17, 2008, there were 1,901,395 shares of the issuer’s common stock, par value $0.001 per share, outstanding, 350 shares of Series A Convertible Preferred Stock outstanding, and 100,000,000 shares of Class A Common Stock, par value $0.001 per share, outstanding.

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

KALEIDOSCOPE VENTURE CAPITAL INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2008

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, the company’s ability to (i) adapt to rules and regulations that may be promulgated that affect how Kaleidoscope Venture Capital must conduct its Voice-over-Internet Protocol business and operations; (ii) market and distribute its Voice-over-Internet Protocol services; (iii) secure capital to continue operations; (iv) achieve and manage growth; and (v) develop or acquire new technology to effectively provide new and/or better services. Additional factors that will impact the company’s success include the company’s ability to attract and retain qualified personnel; the voting decisions of Robert Koch, who controls approximately 46.79% of the voting power of all securities of Kaleidoscope Venture Capital; and other factors discussed in Kaleidoscope Venture Capital’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Kaleidoscope Venture Capital Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc)

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$-	$236
Total current assets	-	236
Investment in non-marketable equity securities	20,628	18,656
Property and equipment, net	14,701	18,074
Total assets	$35,329	$36,966

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Loans and notes payable	$1,867,000	$1,767,000
Bank overdraft	39
Loans and notes payable, related parties	170,886	160,486
Loan payable due for software purchase	131,746	131,746
Accounts payable	289,550	285,379
Accounts payable, related parties	281,620	240,779
Accrued expenses	1,438,012	1,270,289
Accrued expenses, related parties	461,163	272,304
Convertible debentures	84,912	84,912
Payable to shareholder	900,027	900,027
Embedded conversion option liability	-	193,375
Other liablilities	14,289	14,289
Total current liabilities	5,639,244	5,320,586

Commitments and contingencies (Note 10)

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 25,000,000 authorized
Series A, voting convertible preferred stock, 100,000
shares authorized, 300 and 250 shares issued and outstanding
(liquidation value $100.00 per share)	-	-
Common stock, $0.001 par value, 400,000,000 authorized,
1,901,395 and 1,364,680 issued and outstanding	1,901	1,365
Common stock issuable, at par value (250,025 and 40,025 shares)	250	40
Common stock , Class A non voting, $.001 par value, 100,000,000 shares
authorized, 100,000,000 shares issued and outstanding	100,000	100,000
Common stock and Common Stock, Class A subscriptions receivable	(1,165,000)	(1,165,000)
Additional paid-in capital	11,241,342	7,881,916
Accumulated deficit	(15,782,408)	(12,101,941)
Total stockholders' deficit	(5,603,915)	(5,283,620)
Total liabilities and stockholders' deficit	$35,329	$36,966

See accompanying notes to consolidated financial statements

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc)
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$1,186	$39,250	$7,461	$49,761
Cost of revenue	-	739	-	1,478
Gross profit	1,186	38,511	7,461	48,283

Costs and expenses:
Compensation	256,800	166,940	424,797	343,797
Consulting	1,003,300	101,737	1,129,848	255,353
Professional fees	747,692	65,585	759,985	48,403
General and administration	19,773	47,971	45,718	114,816
	2,027,565	382,233	2,360,348	762,369
Loss from operations	(2,026,379)	(343,722)	(2,352,887)	(714,086)

Other income (expense)
Interest expense	(87,263)	(158,192)	(172,857)	(299,422)
Change in fair value of embedded conversion
option liability	(1,190,220)	(63,780)	(1,156,696)	(63,780)
Foreign currency transaction gain (loss), net	(488)	15	1,972	(3,269)
Total other income (expense)	(1,277,971)	(221,957)	(1,327,581)	(366,471)

Net loss	$(3,304,350)	$(565,679)	$(3,680,468)	$(1,080,557)

Net loss per share - basic and diluted	$(1.78)	$(1.42)	$(2.13)	$(2.31)

Weighted average shares outstanding during the period - basic and diluted	1,851,832	398,752	1,729,676	467,812

See accompanying notes to consolidated financial statements

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Consolidated Statements of Cash Flows

	Six Months Ended June 30
	2008	2007
Cash flows from operating activities:
Net loss	$(3,680,466)	$(1,080,557)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock options granted for services	490,817	14,029
Stock option exercises paid for with services	15,000	1,850
Deferred consulting amortization	-	146,667
Common stock granted for services	1,392,000	-
Preferred stock granted for services	2,500	-
Non-cash loan fee	25,000	20,000
Non-cash revenues	-	(17,290)
Foreign currency transaction loss (gain)	(1,972)	1,143
Amortization of debt discount to interest expense	-	169,519
Depreciation and amortization	3,373	4,851
Change in fair value of embedded conversion option liability	1,156,696	63,780
Changes in operating assets and liabilities:
Increase (Decrease) in:
Accounts payable	4,171	33,513
Accounts payable, related party	40,841	(4,943)
Accrued interest and expenses	104,185	-
Accrued expenses, related aprties	186,028	174,659
Accrued interest - related party	2,829	-
Other accrued liabilities	63,538	-
Accrued expenses	-	(28,613)
Net cash used in operations	(195,460)	(501,392)

Cash Flo ws from investing activities:
Equipment purchase	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Bank overdraft	39	4,257
Loan proceeds from related party, net	10,400	4,700
Loan proceeds	75,000	-
Loan repayments to related parties	-	197,738
Proceeds from common stock sales	109,785	-
Repayment of notes payable	-	280,000
Net cash provided by financing activities	195,224	486,695
Net increase (decrease) in cash and cash equivalents	(236)	(14,697)
Cash and cash equivalents, beginning of period	236	14,697
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure o f cash flow info rmation:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental disclosure o f no n-cash investing and
financing activities:
Conversion of debt to common stock	$-	$120,000
Recording of beneficial conversion value to debt discount and APIC	$-	$60,000
Record initial fair value of embedded conversion option as debt discount	$-	$100,000
Exchange of accounts payable for common stock on exercise of options	$-	$37,900
Recording of deferred consulting	$-	$60,000
Sale of common stock Class A for subscription receivable	$-	$1,000,000
Reclassification of embedded conversion option liability to equity	$1,350,071	$-

See accompanying notes to consolidated financial statements

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

1. NATURE OF BUSINESS AND GOING CONCERN

Organization - Kaleidoscope Venture Capital, Inc. (“KVI” or the “Company”) is a Nevada corporation, which was incorporated on June 12, 1998. On July 14, 2008 Vocalscape Networks, Inc. filed an amendment with the Nevada Secretary of State to change its name to Kaleidoscope Venture Capital, Inc.

Vocalscape Networks Operating Subsidiary, Inc. (VNOS), our wholly-owned subsidiary, is a Nevada corporation, which was incorporated on February 5, 2003.

KVI has announced a change in its current business direction after officially changing its name to Kaleidoscope Venture Capital Inc. KVI plans to take advantage of certain strategic business relationships and opportunities. While maintaining its interest in VNOS, Kaleidoscope Venture Capital Inc. plans to foster early-stage companies through the developmental phases until such time as these companies have sufficient financial, human and physical resources to function on their own."

Nature of Business and Current Operations - Our subsidiary, VNOS is a developer of Voice over Internet Protocol (VoIP) telephony solutions. VNOS provides VoIP telephony solutions and communications software for Internet Service Providers (ISPs), Internet Telephony Service Providers (ITSPs) and Telecommunications companies worldwide. VNOS develops VoIP and interactive communications software, including Soft phone applications, Customer Acquisition and Billing Systems, SIP Servers, Gatekeepers and Virtual Calling Cards. VNOS’s strategy is to focus on VoIP software and Long Distance termination solutions that bring together a full range of communications solutions and services thereby providing a turn-key VoIP infrastructure for ISP’s, ITSP’s and Telecommunications companies.

On July 14, 2008 Vocalscape Networks, Inc. filed an amendment with the Nevada Secretary of State to change its name to Kaleidoscope Venture Capital, Inc. and to do a 1 for 200 reverse split on both its common stock and its Series A Convertible preferred stock. The Class A Common Stock was not part of the reverse split. Due to the reverse split all share and per share data has been retroactively restated in the accompanying consolidated financial statements and footnotes to conform to the post split share amounts.

Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had a net loss for the six months ended June 30, 2008 of $3,680,468, net cash used in operations for the six months ended June 30, 2008 of $195,460, and working capital deficit of $5,639,244, accumulated deficit of $15,782,408 and stockholders’ deficit of $5,603,915 at June 30, 2008. In addition, the Company was in default on $436,746 of promissory notes and loans at June 30, 2008.

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Principles of Consolidation - The consolidated financial statements include the accounts of KVI and it’s wholly owned subsidiary VNOS. All material intercompany balances and transactions have been eliminated in consolidation.

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

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

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

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

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

Accounting for Derivatives - The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

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

Revenue Recognition - The Company is engaged as a seller of VoIP telephony solutions. The Company generally recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition” when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Specifically, the Company recognizes software revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Modification of SOP 97-2 With Respect to Certain Transactions” and EITF 00-21 “Revenue Arrangements with Multiple Deliverables”.

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

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

Foreign Currency Transactions - The Company’s corporate offices are located in New York in the United States and its operating offices are located in Canada. Although the Company’s accounts are maintained in U.S. dollars, the Company did maintain one Canadian dollar bank account and engages in various transactions resulting in deposits and disbursements to and from that bank account. The Canadian dollar bank account was closed in the second quarter of 2007. The Company also holds one investment in non-marketable equity securities which is denominated in a foreign currency and translated to U.S dollars at each reporting date with any gain or loss recorded in operations.

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

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

Net Earnings (Loss) Per Share - Basic earnings (loss) per common share is based on the weighted-average number of all common shares and Class A Common Shares outstanding. The computation of diluted earnings (loss) per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share.

Class A Common Stock was issued in May and October 2007 with a majority of it issued into escrow. The subscription receivable has not been received as of December 31, 2007 nor as of August 14, 2008. Accordingly, for purposes of the computation of net loss per share, Class A Common Shares are not considered issued and outstanding and not included in the computation of weighted average shares outstanding for the period ended June 30, 2008.

As of June 30, 2008, there were warrants and options convertible to 6 and 11 common shares and there were promissory notes convertible into 29,280 common shares that may dilute future earnings per share.

Recently Issued Accounting Standards -

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

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

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

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

Reclassifications

Certain amounts in the 2007 consolidated financial statements have been reclassified to conform with the 2008 presentation.

3. INVESTMENT IN NON-MARKETABLE EQUITY SECURITIES

The composition of non-marketable securities at June 30, 2008 is as follows:

	Cost	Fair Value
Equity securities	$20,628	$20,628

During April 2007 the Company received 2.1 million equity securities of a customer based in Europe. These securities were received from this private company as payment for services rendered. The value of the securities could not be determined and the value of the services was also not determinable, therefore the Company valued the securities at a nominal value equal to the par value of the securities or $17,290 which the Company believes is below the value of services provided. This amount was recorded as revenues. At December 31, 2007 the cost and fair value were increased by $1,366 to reflect the increase due to changes in the exchange rates. At March 31, 2008 the cost and fair value were increased by $ 2,460 to reflect the increase due to changes in the exchange rates. At June 30, 2008 the cost and fair value were decreased by $488 to reflect the decrease due to changes in the exchange rates.

4. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2008, consists of the following:

Office equipment	$35,854
Accumulated depreciation	(21,153)
Property and equipment, net	$14,701

Depreciation during the three and six months ended June 30, 2008 were $1,686 and $3,372, respectively.

5. DEVELOPMENT COSTS

Capitalized software development cost consists of the following at June 30, 2008:

Cost	$8,869
Accumulated amortization	(8,869)
Software, net	$0

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

During January 2004 the Company capitalized $136,538 relating to a suite of software products purchased by a related party and assigned to the Company with the related liabilities (see Note 7). The related non-interest bearing liabilities of $131,746 due to the seller are collateralized by the purchased software. These products had already reached the point of technological feasibility prior to the Company’s purchase and needed some modifications by the Company to bring the product to market. Accordingly, no amortization had been charged to operations as of December 31, 2004. Due to the lack of available resources during 2004 and subsequent, the Company did not allocate the resources to this project and instead allocated resources to other software projects being developed internally. Accordingly, since the Company could not reliably project any positive cash flows from this asset, the Company had recorded an impairment loss of $136,538 at December 31, 2004. During December 2004, the Company recorded $8,869 of software costs for certain VoIP products, which it had been developing internally and had reached technological feasibility. During the year ended December 31, 2004, the Company had no amortization expense. During 2005 the Company recognized $ 2,956 of amortization expense, upon general release of the software product. During 2006 the Company recognized $2,956 of amortization expense. During 2007 the Company recognized $2,956 of amortization expense.

6. NOTES PAYABLE, NOTES PAYABLE RELATED PARTIES AND CONVERTIBLE DEBENTURES

Notes payable to related and unrelated parties consists of the following at June 30, 2008:

Note payable to the related party principal shareholder and officer of the Parent and to companies owned or controlled by him; due on demand; unsecured; with interest at prime plus 2% to 3% (7.% to 8.% at June 30, 2008)	$111,886
Note payable to law firm, due on demand, non-interest bearing	59,000
Subtotal - Notes payable related parties	170,886
Notes payable to two individuals - non interest bearing-in default	145,000
Notes payable to two individuals with interest at 10.50%-Due March 2008 - in default	160,000

Notes payable to two individuals with interest accruing at 10%	159,000
Notes payable to six individuals; due on demand; unsecured; with interest at prime plus 3% (8.0% at June 30, 2008)	1,403,000

Subtotal - Notes payable unrelated parties	1,867,000

Total Notes Payable	$2,037,886

The weighted average interest rate on short term outstanding as of June 30, 2008 was 7.84%.

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

At December 31, 2007, $145,000 of the above promissory notes were in default. At June 30, 2008, $305,000 of the above promissory notes were in default.

Convertible Debentures - In October 2005, upon recapitalization, the Company assumed four 10% one-year convertible debentures to four individuals for $11,698, $60,705, $6,121 and $6,388 cash. These debentures had been issued in October and November 2004. The debentures are convertible into 10 common shares based on a conversion rate of $8,000 per share. The embedded conversion options were determined not to be derivatives at the issuance date or as of June 30, 2008 since the debt qualifies as conventional convertible debt. Based upon the conversion rate at the issuance date, there was no beneficial conversion feature recorded.

Convertible Promissory Notes and Conversions

In March 2006, the Company issued a convertible promissory note for $150,000 with interest payable at maturity at 10.5% per annum. The note matures and is due March 3, 2008. The note principal is convertible to common stock at a fixed price of $23.60 per share which equates to 6,356 common shares. Management has determined that this note qualifies as conventional convertible debt pursuant to SFAS 133 and EITF 00-19 and accordingly the embedded conversion option is not a derivative. The convertible promissory note was converted into common stock in March 2006. The Company computed a beneficial conversion value of $150,000 based on the quoted stock price on the grant date of $120 per share. The $150,000 was recorded as a debt discount and credited to additional paid-in capital. The debt discount was amortized to interest expense in March 2006 when the note was converted. The note is guaranteed by, Azatel Communications Inc. (the “Acquiree”) with the note holder holding a first security interest in substantially all assets of the Acquiree and the Company has guaranteed the conversion.

In March 2006, the Company issued a convertible promissory note for $10,000 with interest payable at maturity at 10.5% per annum. The note matures and is due March 15, 2008. The note principal is convertible to common stock at a fixed price of $23.60 per share which equates to 429 common shares. Management has determined that this note qualifies as conventional convertible debt pursuant to SFAS 133 and EITF 00-19 and accordingly the embedded conversion option is not a derivative. The convertible promissory note was converted into common stock in March 2006. The Company computed a beneficial conversion value of $10,000 based on the quoted stock price on the grant date of $120 per share. The $10,000 was recorded as a debt discount and credited to additional paid-in capital. The debt discount was amortized to interest expense in March 2006 when the note was converted.

In late 2007, the Company was notified by the above lenders that the lenders had not converted and the shares issued to them were pursuant to a collateral arrangement. Although management believes the conversion occurred, they have reclassified the $160,000 into loans payable and removed them from the issued and outstanding shares as of December 31, 2007

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

On January 9, 2007, the Company received cash and issued a promissory note for $30,000 which bears interest at prime plus three percent and is due within 90 day of written demand.

On January 10, 2007, the Company received cash and issued a promissory note for $30,000 which bears interest at prime plus three percent and due within 90 day of written demand.

In February 2007, the Company issued a convertible promissory note for $120,000 with no specified term or interest rate and thus it is considered due on demand. The note principal is convertible into 15,000 shares of common stock and collateralized by such shares which were to be issued as security. Management has determined that this note qualifies as conventional convertible debt pursuant to SFAS 133 and EITF 00-19 and accordingly the embedded conversion option is not a derivative. The Company computed a beneficial conversion value of $60,000 based on the quoted stock price on the grant date of $12 per share. The $60,000 was recorded as a debt discount and credited to additional paid-in capital and then charged to interest expensed immediately since the note is due on demand. The Company received proceeds on the note of $100,000 and they were charged $20,000 as a loan fee. The loan fee was charged to interest expense in March 2007 since the note is due on demand.

On April 30, 2007 the Company issued a convertible promissory note for $150,000. The Company received $100,000 of the proceeds from this note during the second quarter and $50,000 in July 2007 (see below). The note bears interest at prime plus three percent, is due on demand and is collateralized by non-marketable equity securities owned by the Company (see Note 3). The note holder has the option to convert the note into Common Stock of the Company within 365 days of the note date at the lessor of 50% of the closing market price of the Common Stock on the date the written notice is provided by the holder of the note or $0.10 per share. Management of the Company has determined that the note is a derivative and contains an embedded conversion option since the variable conversion rate causes an inability to guarantee that there will be enough authorized shares available if the holder elects to convert. The Company recorded an embedded conversion option liability on this note of $169,596. This created a change in fair value of the embedded conversion options of $69,596 that was recorded as an other expense. Since the note is due on demand, the Company recognized $100,000 of interest expense on the debt discount. At June 30, 2007 the Company adjusted the embedded conversion option liability to fair value and decreased it by $5,816 due to changes in market value. The $5,816 was credited to expense in June 2007. The embedded conversion option was valued using the Black-Scholes model with the following assumptions in May 2007 and June 30, 2007: stock price $4.00 and $3.00, exercise price of $2.00 and $1.50, volatility of 242%, term of 1 year and .83 years, and interest rate of 4.8%. At September 30, 2007 the Company adjusted the embedded conversion option liability to fair value and decreased it by $21,945 due to changes in market value. The $21,945 was credited to expense in September 2007. At December 31, 2007 the Company adjusted the embedded conversion option liability to fair value and decreased it by $12,918 due to changes in market value. The $12,918 was credited to expense in December 2007. At March 31, 2008 the Company adjusted the embedded conversion option liability to fair value and decreased it by $22,349 due to changes in market value. The $22,349 was credited to expense in March 2008. At April 30, 2008 the Company adjusted the embedded conversion option liability to fair value and increased it by $793,480 due to changes in market value. The $793,480 was charged to expense in April 2008. At April 30, 2008 the conversion option expired and the balance of the liability was reclassified to additional paid in capital.

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

On July 2, 2007 the Company received the $50,000 balance of the above note payable. Management of the Company has determined that the note is a derivative and contains an embedded conversion option since the variable conversion rate causes an inability to guarantee that there will be enough authorized shares available if the holder elects to convert. The Company recorded an embedded conversion option liability on this note of $81,825. This created a change in fair value of the embedded conversion option of $31,825 that was recorded as an other expense. Since the note is due on demand, the Company recognized $50,000 of interest expense on the debt discount. At September 30, 2007 the Company adjusted the embedded conversion option liability to fair value and decreased it by $10,908 due to changes in market value. The $10,908 was credited to expense in September 2007. The embedded conversion option was valued using the Black-Sholes model with the following assumptions in July 2007 and September 2007: stock price of $2.80 and $5.20, exercise price of $1.40 and $2.60, volatility of 204%, term of .83 and .58 years, and interest rate of 4.80%. At December 31, 2007 the Company adjusted the embedded conversion option liability to fair value and decreased it by $6,459 due to changes in market value. The $6,459 was credited to expense in December 2007. At March 31, 2008 the Company adjusted the embedded conversion option liability to fair value and decreased it by $11,175 due to changes in market value. The $11,175 was credited to expense in March 2008. At April 30, 2008 the Company adjusted the embedded conversion option liability to fair value and increased it by $396,740 due to changes in market value. The $396,740 was charged to expense in April 2008. At April 30, 2008 the conversion option expired and the balance of the liability was reclassified to additional paid in capital.

The Company also determined that all other common stock equivalent securities including the convertible debentures, warrants and options, but excluding conventional convertible debt, may require classification as liabilities due to the authorized shares problem. However, due to the relatively large conversion and exercise prices of these other instruments, the fair value of the liabilities at all dates from April 2007 through June 30, 2008 was zero.

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

On October 11, 2007, the Company received $20,000 on a note payable. The Company was charged a $5,000 loan fee for the note. The note was due on November 11, 2007 and is in default at December 31, 2007. The note does not bear interest but is secured by a Pledge and Security agreement covering 7,500 shares of the capital stock of KVI.

On November 2, 2007, the Company received $100,000 and issued a promissory note for $120,000 which includes a $20,000 loan fee. The loan is non-interest bearing and due in 30-days or on December 2, 2007. At June 30, 2008 the loan was in default.

In May, 2008 the Company received $75,000 on a promissory note. The note is for $100,000, without interest, but with a loan fee of $25,000. The loan is due on July 13, 2008. The loan is currently in default.

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

The loan payable balance at June 30, 2008 was as follows:

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

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

Reverse Stock Split - On July 14, 2008 Vocalscape Networks, Inc. filed an amendment with the Nevada Secretary of State to change its name to Kaleidoscope Venture Capital, Inc. and to do a 1 for 200 reverse split on both its common stock and its Series A Convertible preferred stock. The Class A Common Stock was not part of the reverse split. Due to the reverse split all share and per share data has been retroactively restated in the accompanying consolidated financial statements and footnotes to conform to the post split share amounts.

Preferred Stock - The Company has authorized 25,000,000 shares of preferred stock. The Board of Directors at its discretion may determine the rights and preferences of the preferred stock. In December 2005 the Company designated 100,000 shares as Series A Convertible Preferred Stock (“Series A shares”). The Series A shares upon issuance and consideration received by the Company is convertible to common stock on a one-for-one basis at a minimum of 50 shares per conversion. The conversion rate is not adjustable except for standard anti-dilution provisions, such as stock splits, reorganization or recapitalizations. Upon liquidation the Series A stockholders would receive $100 per share plus any unpaid dividends. Each Series A share has voting rights equal to 25 common shares. On January 20, 2006 the Company accepted a subscription from its CEO to purchase 100 Series A shares in exchange for a $5,000 portion of a promissory note due to the CEO. Such note was previously due to a controlled affiliate of the CEO and assigned to the CEO by that affiliate. In October 2006, the CEO resigned and executed an employment agreement as Head of Business Development. Among other compensation the employment agreement grants 75 Series A preferred shares as compensation. The shares were valued at $50 per share, the same amount he previously paid and expensed immediately in 2006 since it was not material. In November 2007 another 50 Series A Preferred Shares were granted to this former CEO and 25 shares to another director for services rendered. The shares were valued at an estimated $100 per share based on their liquidation value and expensed immediately. In April, 2008 the Company sold 50 shares to the former CEO for $50 per share.

Common Stock and Class A Common Stock Issued for Cash and Subscriptions Receivable

During 2007, the Company sold 1,033,401 common shares for net proceeds of $459,470 pursuant to a Regulation S Stock Purchase Agreement.

In May 2007, the Company entered into a subscription agreement with an individual to purchase 100,000,000 shares of the Class A non voting common stock of the Company. The total sales price is $1,000,000. It is to be paid in four blocks. The Company issued the first block of 25,000,000 shares on July 11, 2007. The remaining 75,000,000 shares were issued on October 1, 2007. All 100,000,000 shares are reflected in the accompanying balance sheet as common stock Class A non-voting and a subscription receivable at June 30, 2008.

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

In September 2007, the Company executed a settlement agreement with an individual who had subscribed to 15,000 common shares for a $120,000 promissory note in 2006, which shares were issued to him, and never paid the subscription price. The settlement resulted in the return of the shares to the Company and cancellation of the subscription promissory note.

During February and March 2008, the Company sold 321,715 common shares for net proceeds of $109,785 pursuant to a Regulation S Stock Purchase Agreement.

Common Stock Issued as Settlement

In late 2007, the Company agreed to issue an investor 10,000 shares that had been paid for in 2006 but never issued and were reflected as issuable in prior financial statements. As settlement compensation, the Company also issued the investor another 5,000. These were valued at the quoted trading price of $4.60 on the settlement date resulting in an expense of $23,000. The total 15,000 were issued by the transfer agent in 2008.

Common Stock Issued for Services

During the third quarter of 2006, 1,000 shares were issued pursuant to a consulting agreement that runs from July 15, 2006 through January 15, 2007. These shares were valued at $80 per share based on the quoted trading price on the agreement date and $33,333 was recorded as expense in the quarter and $46,667 was recorded as Deferred Consulting Fees. The Deferred Consulting was fully amortized during 2007.

In March 2008 the Company granted 17,500 common shares to a consultant for services rendered. The shares were valued at the $4.80 quoted trading price on the grant date resulting in an expense of $84,000. The shares are reflected as issuable as of June 30, 2008.

In April 2008, the Company issued 37,500 and 80,000 common shares to two consultants, respectively, pursuant to consulting agreements. The shares were valued at the $4.20 quoted trading price for a total of $493,500 to be recognized over the service period. The consulting agreements have not been finalized at this time so the total amount of $493,500 was recorded as an expense in the second quarter of 2008.

In April 2008 the Company issued 50,000 options and 50,000 common shares and another 100,000 options to a related party director for services his law firm rendered. The options were valued at $469,814 using the Black-Sholes method with volatility of 214%, expected term of 5 years and interest rate of 4.8%. The shares were valued at the $4.20 quoted trading price or $210,000 and expensed immediately pursuant to the services agreement with the related party (see Note 9)

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

In April 2008 the Company granted 232,500 common shares to various employees and lenders. The shares were valued at the $2.60 quoted trading price or $604,000 and expensed. As of June 30, 2008 these shares have not been issued and are shown in the accompanying consolidated financial statements as issuable shares.

Common Stock Issued for Exercise of Stock Options

In January 2007, the Company issued 1,125 common shares upon exercise of a stock option at $8.00 per share. The exercise price of $9,000 was paid for with a payable that was due to the option holder. In May 2007, the company issued 2,875 common shares to the same option holder upon exercise of a stock option at $2.00 per share in exchange for a payable of $5,750.

In March 2007, the Company issued 15,000 common shares upon exercise of stock options at $2.00 per share and received the $30,000 exercise price in cash.

In March 2007, the Company issued 5,000 common shares upon exercise of stock options at $4.00 per share which was paid for $18,150 with a payable due to the option holder and the remaining $1,850 was expensed as a professional fee.

In June 2007, the Company issued 2,500 common shares upon exercise of stock options at $2.00 per share in exchange for a payable of $5,000.

In August 2007, the Company issued 1,000 common shares upon exercise of stock options at $3.20 per share in exchange for a payable of $3,200.

Grants of Options to Purchase Common Stock

In January 2007, the Company granted 1,125 common stock options to a law firm for services provided. The options were valued at $7,876 ($7 per option) using a Black-Scholes option pricing model with the following assumptions: stock price $15, exercise price of $8.00, volatility of 282%, term of 1 day, and interest rate of 4.8%. The term of 1 day was used since as intended the recipient exercised their options immediately on the grant date. (See above) The Company recognized $7,876 in expense.

In March 2007, the Company granted options for 15,000 common shares at an exercise price of $2.00 per share pursuant to a consulting agreement. The options were valued at $60,000 ($4.00 per option), using a Black-Scholes option pricing model with the following assumptions: stock price $6.00, exercise price of $2.00, volatility of 282%, term of 1 day, and interest rate of 4.8%. The term of 1 day was used since as intended the recipient exercised their options immediately on the grant date (see above). The value is to be recognized over the requisite service period and accordingly, $50,000 was deferred as of March 31, 2007. During the second quarter of 2007 $50,000 of the deferred consulting was expensed.

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

In March 2007, the Company granted 5,000 common stock options to a consultant for services. The options were valued at $0.36 per option or $1,763 using a Black-Scholes option pricing model with the following assumptions: stock price $4.20, exercise price of $4.00, volatility of 282%, term of 1 day, and interest rate of 4.8%. The term of 1 day was used since as intended the recipient exercised their options immediately on the grant date. (See above) The Company recognized $1,763 in expense.

In May 2007, the Company granted 2,875 options to a law firm for services provided. The options were valued at $2,877 ($1.00 per option) using a Black-Scholes option pricing model with the following assumptions: stock price $3.00, exercise price of $2.00, volatility of 242%, term of 1 day, and interest rate of 4.8%. The term of 1 day was used since as intended the recipient exercised their options immediately on the grant date. The Company recognized $2,877 in expense

In June 2007, the Company granted 2,500 options to a consultant for services provided. The options were valued at $0.60 per option or $1,513 using a Black-Sholes Option Pricing Model with the following assumptions: stock price $2.60, exercise price of $2.00, volatility of 242%, term of 1 day, and interest rate of 4.8%. The term of 1 day was used since as intended the recipient exercised their options immediately on the grant date. The Company recognized $1,513 in expense.

In August 2007, the Company granted 1,000 options to a consultant for services provided. The options were valued at $1.40 per option or $146 using a Black-Sholes Option Pricing Model with the following assumptions: stock price of $3.20, exercise price of $3.20, volatility of 220%, term of 1 day and interest rate of 4.8%. The term of 1 day was used since as intended the recipient exercised their options immediately on the grant date. The Company recognized $146 in expense.

In March 2008, the Company granted 7,500 options and 17,500 common shares to a consultant for services rendered. The options were valued at $21,002 using a Black-Sholes option pricing model with the following assumptions: stock price of $4.80 and exercise price of $2.00, volatility of 214%, term of 1 day and interest rate of 4.8%. The term of 1 day was used since the recipient exercised their options shortly after the grant date in April 2008. The shares were valued at the $4.80 quoted trading price or $84,000 and both amounts were expensed as compensation

Warrants - Upon the recapitalization in October 2005, the Company assumed outstanding warrants. As of December 31, 2006, all warrants had expired except for 6 warrants at an exercise price of $20,000 which expire December 31, 2009.

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

9. RELATED PARTY TRANSACTIONS

In October 2006, the Company accepted a $165,000 subscription promissory note from a Director (former officer) as payment for the exercise of his 15,000 stock options. Management believes this amount may be materially offset, with the director’s approval, against loans and accrued compensation due to this director or his controlled affiliates. Loans and accrued compensation due to this director at June 30, 2008 was $515,691.

Notes payable to a related party director or his affiliates were $111,886 at June 30, 2008

At June 30, 2008, accrued expenses to related parties amounted to $430,848 which includes $27,043 of accrued interest

Certain officers and directors of the Company remain as officers and directors of the former parent, Vocalscape, Inc. now known as Nevstar.

The Company has an agreement with a related party director dated August 25, 2005 for legal services with his law firm whereby the related party is periodically issued vested non-forfeitable common shares of the Company so the director shall hold 4.9% of the issued and outstanding common shares and any proceeds from the sale of such shares by the related party are credited against invoice amounts due to that related party for legal services. The agreement has no stated term. Due to the contingent nature of the proceeds and the unstated term of the legal service agreement, the fair value of any shares issued will be expensed when issued. The related party invoices are accrued to accounts payable, periodically paid in cash and the accounts payable and legal expenses are credited for any proceeds in the period the proceeds are received by the related party and reported to the Company. As of September 30, 2007 proceeds in the amount of $ 42,871 were reported to the Company in 2007. These proceeds were credited to legal expenses and reduced the payable to the related party. No additional shares were issued as the director held in excess of 4.9% of the common stock of the Company. At December 31, 2007 and June 30, 2008 accounts payable to this law firm were $240,779 and $281,620 and included in accounts payable, related parties. In addition a loan payable to the law firm was $59,000 and included in loans and notes payable, related parties. Expenses incurred by the Company during 2007 to this law firm were $33,352 after the $42,871 credit above. Expenses in 2008 were $40,841 primarily relating to interest on outstanding invoice balances. See Note 8 for common share grants to this related party.

10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company is a party to a five-year office lease agreement covering 2,238 square feet, which commenced July 1, 2005, for the office in Vancouver, British Columbia. The lease provides for 22 monthly payments of $2,238 Canadian dollars (“CDN”) with two free months during the first 24 months of the agreement; 24 monthly payments of $2,331 CDN during the third and fourth years of the agreement; and 12 monthly payments of $2,425 CDN during the final year of the agreement. In addition, the agreement provides for a monthly common area maintenance charge of $1,585 CDN. The Company moved out of this office in April 2008. The office has been leased by the landlord and the Company is negotiating the final amounts due under the lease.

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

The Company is a party to a second office lease agreement, with a two-year term, covering 1,435 square feet, which commenced March 1, 2005, for the office in White Plains, New York. The agreement calls for monthly rental of $2,350. The lease expired on February 28, 2007 and the Company pays $2,500 per month, on a month to month basis.

The Company enters into sales agent and distributor agreements to sell its products. These agreements are primarily commission based. There were no commissions payable as of June 30, 2008.

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

In late 2007, the Company was notified by the certain lenders of $160,000 that the lenders had not converted and the shares issued to them were pursuant to a collateral arrangement. Although management believes the conversion occurred, they have reclassified the $160,000 into loans payable and removed them from the issued and outstanding shares as of December 31, 2007 and June 30, 2008. (see Note 6) The lenders have threatened litigation, however, as of the date of this report, the Company has not been served.

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
June 30, 2008

11. ACCRUED EXPENSES

Accrued expenses at June 30, 2008 consist of the following:

Accrued license fees	$36,000
Accrued interest	544,715
Accrued compensation	687,407
Accrued expenses - other	169,890
Total	$1,438,012

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

13. SUBSEQUENT EVENTS

On July 14, 2008 the Company filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State in Nevada. The amendment changed the name of the Company from Vocalscape Networks, Inc. to Kaleidoscope Venture Capital, Inc. They filed a Certificate of Change on the same date that provided for a 1 for 200 stock split. One share of common stock shall be issued in exchange for 200 shares of common stock issued. One share of Series A Convertible Preferred Stock shall be issued in exchange for 200 shares of Series A Convertible Preferred Stock issued. All shares of Class A Common Stock issued remain issued and are not exchanged. Due to the stock split all share and per share data in the accompanying consolidated financial statements have been retroactively restated to conform to the stock split.

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

OVERVIEW

The following discussion relates to the business of Kaleidoscope Venture Capital Inc., which includes the operations of its wholly owned subsidiary Vocalscape Operating Subsidiary, Inc., which holds assets through which Kaleidoscope provides services in connection with its business. Kaleidoscope is a next generation communications provider that provides Voice over Internet Protocol (“VoIP”) solutions. We were named “Vocalscape Networks, Inc.” until July 14, 2008, at which time we changed our name to “Kaleidoscope Venture Capital Inc.”

PRODUCTS AND SERVICES

Vocalscape Networks, Inc has announced a change in its current business direction after officially changing its name to Kaleidoscope Venture Capital, Inc. (“Kaleidoscope”). Kaleidoscope plans to take advantage of certain strategic business relationships and opportunities. While maintaining its interest in Vocalscape Operating Subsidiary, Inc., KVI plans to foster early stage companies through the development phases until such time as these companies have sufficient financial, human and physical resources to function on their own. Kaleidoscope provides VoIP telephony solutions and communications software for Internet Service Providers (“ISPs”), Internet Telephony Service Providers (“ITSPs”) and telecommunications companies worldwide. Kaleidoscope develops VoIP and interactive communications software including Softphone applications, Customer Acquisition and Billing Systems, SIP Servers, Gatekeepers and Virtual Calling Cards. Kaleidoscope’s strategy is to focus on VoIP software and long distance termination solutions that bring together a full range of communications solutions and services thereby providing a turn-key VoIP infrastructure for ISPs, ITSPs and Telecommunications companies. Additionally, Kaleidoscope is actively seeking and negotiating strategic alliances with companies.

COMPETITION

The market for VoIP telephony software and services is relatively new and is quickly evolving and subject to rapid technological change. The VoIP telephony market has also seen significant consolidation and this trend is projected to continue. The companies following companies are not meant to be an exhaustive list of competitors to Kaleidoscope, but represent the largest and most active participants in this market: Deltathree, VocalTec Communications Ltd. and Net2Phone.

Kaleidoscope’s software solutions operate on the customer’s choice of hardware. Our software solutions support our customer’s choice of business models including, pre-paid, post-paid or monthly subscriber billing systems. Kaleidoscope’s product offerings are designed to streamline subscriber provisioning and subscriber services online.

DISTRIBUTION & MARKETING

Kaleidoscope has a direct sales team and will build an indirect or reseller sales force. Direct resources will target the ISP’s, ITSP’s and Alternative Providers with the residential VoIP solution. Indirect channels will include VARs that supply the growing VoIP provider market with IP PBX solutions.

The direct sales force will also utilize web based leads (generated by search engine, blog, publication and email marketing) and outbound telemarketing to go directly after the solution sales clients. A select number of tradeshows will be attended to build the Kaleidoscope brand and the awareness of the solutions and product offerings from the company.

GOING CONCERN

Our company has nominal revenues and has incurred net losses in the second quarter of $3,304,350 and for the six months ended June 30, 2008 of $3,680,468 and net cash used in operations of $195,460 in the six months ended June 30, 2008. Our current liabilities exceed our current assets by $5,639,244 and we have an accumulated deficit and stockholder’s deficit of $15,782,408 and $5,603,915 respectively, at June 30, 2008. These conditions give rise to substantial doubt about Kaleidoscope’s ability to continue as a going concern. Kaleidoscope’s ability to continue developing its operations and generate revenues or its ability to obtain additional funding will determine its ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 versus June 30, 2007

The Company recorded revenues of $1,186 for the quarter ending June 30, 2008, as compared to revenues of $39,250 for the quarter ending June 30, 2007.

General and administrative expenses decreased to $19,773 for the quarter ending June 30, 2008, a decrease of 59% over expenses of $49,471 for the quarter ending June 30, 2007. General and administrative expenses in this second quarter of 2008 consist primarily of rent, telephone, travel sales and other general corporate and office expenses.

Interest expense was $87,263 for the quarter ending June 30, 2008, a decrease of 45% over expense of $158,192 for the quarter ending June 30, 2007. This interest expense consists of interest on various loans, and convertible debentures.

Compensation expense for the quarter ending June 30, 2008, was $256,800, as compared to $166,940 for the quarter ending June 30, 2007, an increase of 54% Compensation expense for the current quarter consists of salaries paid to the Company’s employees and officers of which $130,000 is stock-based.

Professional fees increased to $747,692 for the quarter ending June 30, 2008, compared to $65,585 for the quarter ending June 30, 2007. These expenses consist primarily of legal and accounting fees in 2008 as a result of the Company being a reporting issuer under the Securities Exchange Act of 1934, as amended and includes $697,814 of stock-based legal fees

Consulting fees expense for the quarter ending June 30, 2008 was $1,003,300, an increase of 886% over expenses of $101,737 for the quarter ending June 30, 2007. The consulting fees in this second quarter of 2008 primarily relate to amounts paid to non-officer and director persons performing services on behalf of Kaleidoscope and includes $983,000 of stock based expenses.

Depreciation expense for the quarter ending June 30, 2008 was $1,686 compared to $2,426 for the quarter ending June 30, 2007.

The net loss for the quarter ending June 30, 2008 is $3,304,350 (net loss per share of $1.78) compared to a net loss for quarter ending June 30, 2007 of $565,679 (net loss per share of $1.42).

Six Months Ended June 30, 2008 versus June 30, 2007

The Company recorded revenues of $7,461 for the six months ending June 30, 2008, as compared to revenues of $49,761 for the six months ending June 30, 2007.

General and administrative expenses decreased to $45,718 for the six months ending June 30, 2008, a decrease of 60% over expenses of $114,816 for the six months ending June 30, 2007. General and administrative expenses in 2008 consist primarily of rent, telephone, travel sales and other general corporate and office expenses.

Interest expense was $172,857 for the six months ending June 30, 2008, a decrease of 42% over expense of $299,422 for the six months ending June 30, 2007. This interest expense consists of interest on various loans, and convertible debentures including amortization of beneficial conversion discounts.

Compensation expense for the six months ending June 30, 2008, was $424,797, as compared to $343,797 for the six months ending June 30, 2007, an increase of 24% Compensation expense for 2008 consists of salaries paid to the Company’s employees and officers of which $130,000 is stock-based.

Professional fees increased to $759,985 for the six months ending June 30, 2008, compared to $48,403 for the six months ending June 30, 2007. These expenses consist primarily of legal and accounting fees in 2008 as a result of the Company being a reporting issuer under the Securities Exchange Act of 1934, as amended and includes $697,814 of stock-based legal fees.

Consulting fees expense for the six months ending June 30, 2008 was $1,129,848, an increase of 342% over expenses of $255,353 for the six months ending June 30, 2007. The consulting fees in 2008 primarily relate to amounts paid to non-officer and director persons performing services on behalf of Kaleidoscope and includes $1,073,002 of stock based expenses.

Depreciation expense for the six months ending June 30, 2008 was $3,373 compared to $4,851 for the six months ending June 30, 2007.

The net loss for the six months ending June 30, 2008 is $3,680,468 (net loss per share of $2.13) compared to a net loss for the six months ending June 30, 2007 of $1,080,557 (net loss per share of $2.31).

LIQUIDITY AND CAPITAL RESOURCES

The Company has cash and cash equivalents of $0, total current liabilities of $5,639,244 and total assets of $35,329 at June 30, 2008. The Company continues to incur costs, but has not secured adequate new revenue to cover the costs. The Company does not currently have an adequate source of reliable, long-term revenue to fund operations. As a result, Kaleidoscope is completely dependent on outside sources of capital funding to continue operations. There can be no assurances that the company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there are no assurances that the Company will be able to secure adequate sources of new capital funding, whether it is in the form of share capital, debt, or other financing sources.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

Kaleidoscope has limited cash and will only be able to satisfy its cash requirements through raising additional funds in the next 12 months.

The company recognizes that, without additional financing, the success of Kaleidoscope’s VOIP business is highly uncertain and Kaleidoscope must adapt its business operations to this reality. We are therefore seeking to broaden and transform our business base through the acquisition of innovative, value-differentiated products and services. Our focus is on revenue generating businesses poised for rapid growth that can benefit from being part of a public company and benefit from the sharing of resources and the sharing of costs associated with public filings and compliance.

We have limited funds with which to pursue the acquisition of new business opportunities, as we have generated losses since our inception. In our pursuit of acquiring new business opportunities, we anticipate needing additional funds to cover legal and accounting expenses, due diligence expenses and other costs. Subject to the availability of adequate financing, Kaleidoscope will continue to focus on providing services to our existing customers, marketing and selling our products to new customers and the continuous development of our products and services.

EVENTS SUBSEQUENT TO THE QUARTER ENDED JUNE 30, 2008

None.

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

Under the supervision and with the participation of our management, including our President and principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our President, who also acts as our principal financial officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of gathering, analyzing and disclosing of information that Kaleidoscope is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

In May 2008, the Company received $75,000 pursuant to a promissory note the Company made for $100,000, which bears no interest, but included a loan fee of $25,000. The principal amount due and owing under the note became due on July 13, 2008. The Company is currently in default.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Information contained in Kaleidoscope Venture Capital’s definitive Information Statement on Schedule 14C (File No. 000-27277), filed with the SEC on June 23, 2008, and previously furnished to its security holders via first class mail, is incorporated herein by reference.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description

3.1.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.2	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.3	Certificate of Amendment to Articles of Incorporation of the Company filed October 25, 2001 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on December 18, 2001).

3.1.4	Certificate of Amendment to Articles of Incorporation of the Company filed November 6, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on May 18, 2006).

3.1.5	Certificate of Amendment to Articles of Incorporation of the Company filed January 3, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 17, 2007).

3.1.6	Certificate of Amendment to Articles of Incorporation of the Company effective July 14, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 15, 2008).

3.1.7	Certificate of Change (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 15, 2008).

3.2.1	Bylaws (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kaleidoscope Venture Capital Inc. (Name of Registrant)

Date: August 19, 2008	By:	/s/ Ron McIntyre
Ron McIntyre
President

EXHIBIT INDEX

Exhibit
Number	Description

3.1.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.2	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.3	Certificate of Amendment to Articles of Incorporation of the Company filed October 25, 2001 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on December 18, 2001).

3.1.4	Certificate of Amendment to Articles of Incorporation of the Company filed November 6, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on May 18, 2006).

3.1.5	Certificate of Amendment to Articles of Incorporation of the Company filed January 3, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 17, 2007).

3.1.6	Certificate of Amendment to Articles of Incorporation of the Company effective July 14, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 15, 2008).

3.1.7	Certificate of Change (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 15, 2008).

3.2.1	Bylaws (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.