Form 10-Q
period 2008-09-30
KALEIDOSCOPE VENTURE CAPITAL INC.
filed 2008-11-19
CIK 1083721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2008

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 000-27277

KALEIDOSCOPE VENTURE CAPITAL INC.

(Exact name of registrant as specified in its charter)

NEVADA	98-0207554
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

282 Katonah Ave, #200
Katonah, New York 10536
(Address of principal executive offices, zip code)

(914) 448-7600
(Registrant’s telephone number, including area code)

170 E. Post Road, Suite 206
White Plains, New York 10601
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):    Yes☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 18, 2008, there were 1,901,395 shares of the issuer’s common stock, par value $0.001 per share, outstanding, 350 shares of Series A Convertible Preferred Stock outstanding, and 100,000,000 shares of Class A Common Stock, par value $0.001 per share, outstanding.

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
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, the company’s ability to (i) adapt to rules and regulations that may be promulgated that affect how Kaleidoscope Venture Capital must conduct its Voice-over-Internet Protocol business and operations; (ii) market and distribute its Voice-over-Internet Protocol services; (iii) secure capital to continue operations; (iv) achieve and manage growth; and (v) develop or acquire new technology to effectively provide new and/or better services. Additional factors that will impact the company’s success include the company’s ability to attract and retain qualified personnel; the voting decisions of Robert Koch, who controls approximately 50% of the voting power of all securities of Kaleidoscope Venture Capital; and other factors discussed in Kaleidoscope Venture Capital’s filings with the Securities and Exchange Commission (“SEC”).

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

Kaleidoscope Venture Capital Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc)
Consolidated Financial Statements
For the Three and Nine Months ended September 30, 2008 and 2007
(Unaudited)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Kaleidoscope Venture Capital Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc)

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,780	$236
Total current assets	1,780	236
Investment in non-marketable equity securities	19,148	18,656
Property and equipment, net	13,015	18,074
Total assets	$33,943	$36,966

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Loans and notes payable	$1,867,000	$1,767,000
Loans and notes payable, related parties	170,886	160,486
Loan payable due for software purchase	131,746	131,746
Accounts payable	317,563	285,379
Accounts payable, related parties	306,180	240,779
Accrued expenses	1,488,299	1,270,289
Accrued expenses, related parties	588,342	272,304
Convertible debentures	84,912	84,912
Payable to shareholder	900,027	900,027
Embedded conversion option liability	-	193,375
Other liablilities	14,289	14,289
Total current liabilities	5,869,244	5,320,586

Commitments and contingencies (Note 10)

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 25,000,000 authorized Series A, voting convertible preferred stock, 100,000 shares authorized, 350 and 250 shares issued and outstanding (liquidation value $100.00 per share)	-	-
Common stock, $0.001 par value, 400,000,000 authorized, 1,901,395 and 1,364,680 issued and outstanding	1,901	1,365
Common stock issuable, at par value (550,025 and 40,025 shares)	550	40
Common stock , Class A non voting, $.001 par value, 100,000,000 shares authorized, 100,000,000 shares issued and outstanding	100,000	100,000
Common stock and Common Stock, Class A subscriptions receivable	(1,165,000)	(1,165,000)
Additional paid-in capital	11,250,021	7,881,916
Accumulated deficit	(16,022,773)	(12,101,941)
Total stockholders' deficit	(5,835,301)	(5,283,620)
Total liabilities and stockholders' deficit	$33,943	$36,966

See accompanying notes to consolidated financial statements

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$-	$4,000	$7,461	$53,761
Cost of revenue	-	739	-	2,217
Gross profit	-	3,261	7,461	51,544

Costs and expenses:
Compensation	116,100	148,035	540,897	491,832
Consulting	6,311	51,876	1,136,159	307,229
Professional fees	31,314	24,050	791,299	72,453
General and administration	22,253	51,307	67,971	166,122
	175,978	275,268	2,536,326	1,037,636
Loss from operations	(175,978)	(272,007)	(2,528,865)	(986,092)

Other income (expense)
Interest expense	(62,907)	(111,685)	(235,763)	(411,108)
Change in fair value of embedded conversion option liability	-	1,028	(1,156,696)	(62,752)
Foreign currency transaction gain (loss), net	(1,480)	-	492	(3,269)
Total other income (expense)	(64,387)	(110,657)	(1,391,967)	(477,129)

Net loss	$(240,365)	$(382,664)	$(3,920,832)	$(1,463,221)

Net loss per share - basic and diluted	$(0.11)	$(0.48)	$(2.09)	$(7.06)

Weighted average shares outstanding during the period - basic and diluted	2,170,985	799,674	1,877,853	207,359

See accompanying notes to consolidated financial statements

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,920,832)	$(1,463,221)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock options granted for services	490,816	14,175
Stock option exercises paid for with services	15,000	5,050
Deferred consulting amortization	-	146,667
Common stock granted for services	1,392,000	-
Preferred stock granted for services	2,500	-
Non-cash loan fee	25,000	20,000
Non-cash revenues	-	(17,290)
Foreign currency transaction loss (gain)	(492)	1,143
Amortization of debt discount to interest expense	-	220,607
Depreciation and amortization	5,059	7,276
Change in fair value of embedded conversion option liability	1,156,696	62,752
Changes in operating assets and liabilities:
Increase (Decrease) in:
Accounts payable	32,184	55,133
Accounts payable, related party	65,401	13,919
Accrued interest and expenses	144,472	-
Accrued expenses, related aprties	311,846	234,928
Accrued interest - related party	4,192	-
Other accrued liabilities	73,538	(93,883)
Accrued expenses	-	104,737
Net cash used in operations	(202,620)	(688,007)

Cash Flows from investing activities:
Equipment purchase	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Bank overdraft	-	(180)
Loan proceeds from related party, net	10,400	26,152
Loan proceeds	75,000	330,000
Loan repayments to related parties	-	-
Proceeds from common stock sales	118,764	317,338
Repayment of notes payable	-	-
Net cash provided by financing activities	204,164	673,310
Net increase (decrease) in cash and cash equivalents	1,544	(14,697)
Cash and cash equivalents, beginning of period	236	14,697
Cash and cash equivalents, end of period	$1,780	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt to common stock	$-	$120,000
Recording of beneficial conversion value to debt discount and APIC	$-	$60,000
Record initial fair value of embedded conversion option as debt discount	$-	$150,000
Exchange of accounts payable for common stock on exercise of options	$-	$37,900
Recording of deferred consulting	$-	$60,000
Sale of common stock Class A for subscription receivable	$-	$1,000,000
Reclassification of embedded conversion option liability to equity	$1,350,071	$-

See accompanying notes to consolidated financial statements

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

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

Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had a net loss for the nine months ended September 30, 2008 of $3,920,832, net cash used in operations for the nine months ended September 30, 2008 of $202,620, and working capital deficit of $5,867,464, accumulated deficit of $16,022,773 and stockholders’ deficit of $5,835,301 at September 30, 2008. In addition, the Company was in default on $436,746 of promissory notes and loans at September 30, 2008.

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

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
September 30, 2008
(Unaudited)

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
September 30, 2008
(Unaudited)

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
September 30, 2008
(Unaudited)

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
September 30, 2008
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
September 30, 2008
(Unaudited)

Net Earnings (Loss) Per Share - Basic earnings (loss) per common share is based on the weighted-average number of all common shares and Class A Common Shares outstanding. The computation of diluted earnings (loss) per share does not assume the conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share.

Class A Common Stock was issued in May and October 2007 with a majority of it issued into escrow. The subscription receivable has not been received as of November 14, 2008. Accordingly, for purposes of the computation of net loss per share, Class A Common Shares are not considered issued and outstanding and not included in the computation of weighted average shares outstanding for the period ended September 30, 2008.

As of September 30, 2008, there were warrants exercisable into 6 common shares and there were promissory notes convertible into 29,290 common shares that may dilute future earnings per share.

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
September 30, 2008
(Unaudited)

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

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

3. INVESTMENT IN NON-MARKETABLE EQUITY SECURITIES

The composition of non-marketable securities at September 30, 2008 is as follows:

	Cost	Fair Value
Equity securities	$19,148	$19,148

During April 2007 the Company received 2.1 million equity securities of a customer based in Europe. These securities were received from this private company as payment for services rendered. The value of the securities could not be determined and the value of the services was also not determinable, therefore the Company valued the securities at a nominal value equal to the par value of the securities or $17,290 which the Company believes is below the value of services provided. This amount was recorded as revenues. At December 31, 2007 the cost and fair value were increased by $1,366 to reflect the increase due to changes in the exchange rates. At March 31, 2008 the cost and fair value were increased by $ 2,460 to reflect the increase due to changes in the exchange rates. At June 30, 2008 the cost and fair value were decreased by $488 to reflect the decrease due to changes in the exchange rates. At September 30, 2008 the cost and fair value were decreased by $1,480 to reflect the decrease due to changes in the exchange rates.

4. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2008, consists of the following:

Office equipment	$$35,854
Accumulated depreciation	(22,839)
Property and equipment, net	$13,015

Depreciation during the three and nine months ended September 30, 2008 were $1,686 and $5,059, respectively.

5. DEVELOPMENT COSTS

Capitalized software development cost consists of the following at September 30, 2008:

Cost	$8,869
Accumulated amortization	(8,869)
Software, net	$0

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

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

6.	NOTES PAYABLE, NOTES PAYABLE RELATED PARTIES AND CONVERTIBLE DEBENTURES

Notes payable to related and unrelated parties consists of the following at September 30, 2008:

Note payable to the related party principal shareholder and officer of the Parent and to companies owned or controlled by him; due on demand; unsecured; with interest at prime plus 2% to 3% (7.% to 8.% at September 30, 2008)	$111,886
Note payable to law firm, due on demand, non-interest bearing	59,000
Subtotal - Notes payable related parties	170,886
Notes payable to two individuals - non interest bearing-in default	145,000
Notes payable to two individuals with interest at 10.50%-Due March 2008 - in default	160,000
Notes payable to two individuals with interest accruing at 10%	159,000
Notes payable to six individuals; due on demand; unsecured; with interest at prime plus 3% (8.0% at September 30, 2008)	1,403,000

Subtotal - Notes payable unrelated parties	1,867,000

Total Notes Payable	$2,037,886

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

The weighted average interest rate on short term outstanding as of September 30, 2008 was 7.84%.

At December 31, 2007, $145,000 of the above promissory notes were in default. At September 30, 2008, $405,000 of the above promissory notes were in default.

Convertible Debentures - In October 2005, upon recapitalization, the Company assumed four 10% one-year convertible debentures to four individuals for $11,698, $60,705, $6,121 and $6,388 cash. These debentures had been issued in October and November 2004. The debentures are convertible into 10 common shares based on a conversion rate of $8,000 per share. The embedded conversion options were determined not to be derivatives at the issuance date or as of September 30, 2008 since the debt qualifies as conventional convertible debt. Based upon the conversion rate at the issuance date, there was no beneficial conversion feature recorded.

Convertible Promissory Notes and Conversions

In March 2006, the Company issued a convertible promissory note for $150,000 with interest payable at maturity at 10.5% per annum. The note matures and is due March 3, 2008. The note principal is convertible to common stock at a fixed price of $23.60 per share which equates to 6,356 common shares. Management has determined that this note qualifies as conventional convertible debt pursuant to SFAS 133 and EITF 00-19 and accordingly the embedded conversion option is not a derivative. The convertible promissory note was converted into common stock in March 2006. The Company computed a beneficial conversion value of $150,000 based on the quoted stock price on the grant date of $120 per share. The $150,000 was recorded as a debt discount and credited to additional paid-in capital. The debt discount was amortized to interest expense in March 2006 when the note was converted. The note is guaranteed by Azatel Communications Inc. (the “Acquiree”) with the note holder holding a first security interest in substantially all assets of the Acquiree and the Company has guaranteed the conversion.

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
September 30, 2008
(Unaudited)

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
September 30, 2008
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

The Company also determined that all other common stock equivalent securities including the convertible debentures, warrants and options, but excluding conventional convertible debt, may require classification as liabilities due to the authorized shares problem. However, due to the relatively large conversion and exercise prices of these other instruments, the fair value of the liabilities at all dates from April 2007 through September 30, 2008 was zero.

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

On October 11, 2007, the Company received $20,000 on a note payable. The Company was charged a $5,000 loan fee for the note. The note was due on November 11, 2007 and is in default at December 31, 2007. The note does not bear interest but is secured by a Pledge and Security agreement covering 7,500 shares of the capital stock of KVI.

On November 2, 2007, the Company received $100,000 and issued a promissory note for $120,000 which includes a $20,000 loan fee. The loan is non-interest bearing and due in 30-days or on December 2, 2007. At September 30, 2008 the loan was in default.

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

The loan payable balance at September 30, 2008 was as follows:

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
September 30, 2008
(Unaudited)

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

Preferred Stock - The Company has authorized 25,000,000 shares of preferred stock. The Board of Directors at its discretion may determine the rights and preferences of the preferred stock. In December 2005 the Company designated 100,000 shares as Series A Convertible Preferred Stock (“Series A shares”). The Series A shares upon issuance and consideration received by the Company is convertible to common stock on a one-for-one basis at a minimum of 50 shares per conversion. The conversion rate is not adjustable except for standard anti-dilution provisions, such as stock splits, reorganization or recapitalizations. Upon liquidation the Series A stockholders would receive $100 per share plus any unpaid dividends. Each Series A share has voting rights equal to 25 common shares. On January 20, 2006 the Company accepted a subscription from its CEO to purchase 100 Series A shares in exchange for a $5,000 portion of a promissory note due to the CEO. Such note was previously due to a controlled affiliate of the CEO and assigned to the CEO by that affiliate. In October 2006, the CEO resigned and executed an employment agreement as Head of Business Development. Among other compensation the employment agreement grants 75 Series A preferred shares as compensation. The shares were valued at $50 per share, the same amount he previously paid and expensed immediately in 2006 since it was not material. In November 2007 another 50 Series A Preferred Shares were granted to this former CEO and 25 shares to another director for services rendered. The shares were valued at an estimated $100 per share based on their liquidation value and expensed immediately. In April, 2008 the Company sold 50 shares to the former CEO for $50 per share. In May 2008 another 50 shares were granted to the former CEO under his employment contract. The expense of $2,500 was not material.

Common Stock and Class A Common Stock Issued for Cash and Subscriptions Receivable

During 2007, the Company sold 1,033,401 common shares for net proceeds of $459,470 pursuant to a Regulation S Stock Purchase Agreement.

In May 2007, the Company entered into a subscription agreement with an individual to purchase 100,000,000 shares of the Class A non voting common stock of the Company. The total sales price is $1,000,000. It is to be paid in four blocks. The Company issued the first block of 25,000,000 shares on July 11, 2007. The remaining 75,000,000 shares were issued on October 1, 2007. All 100,000,000 shares are reflected in the accompanying balance sheet as common stock Class A non-voting and a subscription receivable at September 30, 2008.

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

In September 2007, the Company executed a settlement agreement with an individual who had subscribed to 15,000 common shares for a $120,000 promissory note in 2006, which shares were issued to him, and never paid the subscription price. The settlement resulted in the return of the shares to the Company and cancellation of the subscription promissory note.

During February and March 2008, the Company sold 321,715 common shares for net proceeds of $109,785 pursuant to a Regulation S Stock Purchase Agreement. In September 2008 the Company sold 300,000 common shares for $8,980.

Common Stock Issued as Settlement

In late 2007, the Company agreed to issue an investor 10,000 shares that had been paid for in 2006 but never issued but had been reflected as issuable in prior financial statements. As settlement compensation, the Company also issued the investor another 5,000. These were valued at the quoted trading price of $4.60 on the settlement date resulting in an expense of $23,000. The total 15,000 were issued by the transfer agent in 2008.

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

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

In April 2008 the Company issued 50,000 options and 50,000 common shares and another 100,000 options to a related party director for services his law firm rendered. The options were valued at $469,814 using the Black-Sholes method with volatility of 214%, expected term of 5 years and interest rate of 4.8%. The shares were valued at the $4.20 quoted trading price or $210,000 and expensed immediately pursuant to the services agreement with the related party (see Note 9)

In April 2008 the Company granted 232,500 common shares to various employees and lenders. The shares were valued at the $2.60 quoted trading price or $604,000 and expensed. As of September 30, 2008 these shares have not been issued and are shown in the accompanying consolidated financial statements as issuable shares.

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

In April 2008 a consultant exercised an option for 7,500 common shares and paid for them with $15,000 of services which were expensed.

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
September 30, 2008
(Unaudited)

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
September 30, 2008
(Unaudited)

Warrants - Upon the recapitalization in October 2005, the Company assumed outstanding warrants. As of December 31, 2006, all warrants had expired except for 6 warrants at an exercise price of $20,000 which expire December 31, 2009.

Options - On September 30, 2008, 11 common stock options expired. There were no options outstanding at September 30, 2008.

9. RELATED PARTY TRANSACTIONS

In October 2006, the Company accepted a $165,000 subscription promissory note from a Director (former officer) as payment for the exercise of his 15,000 stock options. Management believes this amount may be materially offset, with the director’s approval, against loans and accrued compensation due to this director or his controlled affiliates. Loans and accrued compensation due to this director at September 30, 2008 was $620,947.

Notes payable to a related party director or his affiliates were $111,886 at September 30, 2008

At September 30, 2008, accrued expenses to related parties amounted to $588,342 which includes $28,403 of accrued interest

Certain officers and directors of the Company remain as officers and directors of the former parent, Vocalscape, Inc. now known as Nevstar.

The Company has an agreement with a related party director dated August 25, 2005 for legal services with his law firm whereby the related party is periodically issued vested non-forfeitable common shares of the Company so the director shall hold 4.9% of the issued and outstanding common shares and any proceeds from the sale of such shares by the related party are credited against invoice amounts due to that related party for legal services. The agreement has no stated term. Due to the contingent nature of the proceeds and the unstated term of the legal service agreement, the fair value of any shares issued will be expensed when issued. The related party invoices are accrued to accounts payable, periodically paid in cash and the accounts payable and legal expenses are credited for any proceeds in the period the proceeds are received by the related party and reported to the Company. As of September 30, 2007 proceeds in the amount of $ 42,871 were reported to the Company in 2007. These proceeds were credited to legal expenses and reduced the payable to the related party. No additional shares were issued as the director held in excess of 4.9% of the common stock of the Company. At December 31, 2007 and September 30, 2008 accounts payable to this law firm were $240,779 and $306,180 and included in accounts payable, related parties. In addition a loan payable to the law firm was $59,000 and included in loans and notes payable, related parties. Expenses incurred by the Company during 2007 to this law firm were $33,352 after the $42,871 credit above. Expenses in 2008 were $65,400 primarily relating to interest on outstanding invoice balances. See Note 8 for common share grants to this related party.

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
September 30, 2008
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

The Company is a party to a second office lease agreement, with a two-year term, covering 1,435 square feet, which commenced March 1, 2005, for the office in White Plains, New York. The agreement calls for monthly rental of $2,350. The lease expired on February 28, 2007 and the Company pays $2,500 per month, on a month to month basis. The Company moved out of this office in September 2008.

The Company enters into sales agent and distributor agreements to sell its products. These agreements are primarily commission based. There were no commissions payable as of September 30, 2008.

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
September 30, 2008
(Unaudited)

In July and August 2005, the Company received correspondence from a former officer and former employee regarding threatened material litigation relating to alleged compensation due to each employee. Although the Company disputes such amounts, these amounts aggregating $ 687,407 had been previously accrued in a period prior to 2005 and are included in accrued expenses.

In late 2007, the Company was notified by the certain lenders of $160,000 that the lenders had not converted and the shares issued to them were pursuant to a collateral arrangement. Although management believes the conversion occurred, they have reclassified the $160,000 into loans payable and removed them from the issued and outstanding shares as of December 31, 2007 and September 30, 2008. (see Note 6) The lenders have threatened litigation, however, as of the date of this report, the Company has not been served.

11. ACCRUED EXPENSES

Accrued expenses at September 30, 2008 consist of the following:

Accrued license fees	$$36,000
Accrued interest	585,003
Accrued compensation	687,407
Accrued expenses - other	179,889
Total	$1,488,299

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

Kaleidoscope Venture Capital, Inc. and Subsidiary
(Formerly known as Vocalscape Networks, Inc.)
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

13.	SUBSEQUENT EVENTS

On October 14, 2008 the Board of Directors of the Company approved the issuance of 18,500,000 common shares of stock for consulting and advisory services and 2,000,000 common shares for payment against debt of the Company. The shares issued for the consulting and advisory services will be expensed in the fourth quarter for $1,110,000.

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

GOING CONCERN

Our company has nominal revenues and has incurred net losses in the third quarter of $240,365 and net cash used in operations of $202,620 in the nine months ended September 30, 2008. Our current liabilities exceed our current assets by $5,867,464 and we have an accumulated deficit and stockholder’s deficit of $16,022,773 and $5,835,301 respectively, at September 30, 2008. These conditions give rise to substantial doubt about Kaleidoscope’s ability to continue as a going concern. Kaleidoscope’s ability to continue developing its operations and generate revenues or its ability to obtain additional funding will determine its ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

The Company recorded revenues of $0 for the quarter ending September 30, 2008, as compared to revenues of $4,000 for the quarter ending September 30, 2007.

General and administrative expenses decreased to $22,253 for the quarter ending September 30, 2008, a decrease of 56% over expenses of $ 51,307 for the quarter ending September 30, 2007. General and administrative expenses in this third quarter of 2008 consist primarily of rent, telephone, travel sales and other general corporate and office expenses.

Interest expense was $62,907 for the quarter ending September 30, 2008, an decrease of 43% over expense of $111,685 for the quarter ending September 30, 2007. This interest expense consists of interest on various loans, and convertible debentures.

Compensation expense for the quarter ending September 30, 2008, was $116,100, as compared to $148,035 for the quarter ending September 30, 2007. Compensation expense for the current quarter consists of salaries paid to the Company’s employees and officers.

Professional fees increased to $31,314 for the quarter ending September 30, 2008, compared to $24,050 for the quarter ending September 30, 2007. These expenses consist primarily of legal and accounting fees in 2008 as a result of the Company being a reporting issuer under the Securities Exchange Act of 1934, as amended.

Consulting fees expense for the quarter ending September 30, 2008 was $6,311, a decrease of --88% over expenses of $51,876 for the quarter ending September 30, 2007. The consulting fees in this third quarter of 2008 primarily relate to amounts paid to non-officer and director persons performing services on behalf of Kaleidoscope and includes $0 of stock based expenses.

Depreciation expense for the nine months ending September 30, 2008 was $5,059 compared to $7,276 for the nine months ending September 30, 2007.

The net loss for the quarter ending September 30, 2008 is $240,365 (net loss per share of $--0.11) compared to a net loss for quarter ending September 30, 2007 of $382,664 (net loss per share of $0.48).

LIQUIDITY AND CAPITAL RESOURCES

The Company has cash and cash equivalents of $1,780, total current liabilities of $5,869,244 and total assets of $33,943 at September 30, 2008. The Company continues to incur costs, but has not secured adequate new revenue to cover the costs. The Company does not currently have an adequate source of reliable, long-term revenue to fund operations. As a result, Kaleidoscope is completely dependent on outside sources of capital funding to continue operations. There can be no assurances that the company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there are no assurances that the Company will be able to secure adequate sources of new capital funding, whether it is in the form of share capital, debt, or other financing sources.

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

EVENTS SUBSEQUENT TO THE QUARTER ENDED SEPTEMBER 30, 2008

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

Kaleidoscope Venture Capital Inc. (Name of Registrant)

Date: November 19, 2008	By:	/s/ Ron McIntyre
Ron McIntyre
President

EXHIBIT INDEX

Exhibit Number	Description

3.1.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.2	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

3.1.3	Certificate of Amendment to Articles of Incorporation of the Company filed October 25, 2001 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on December 18, 2001).

3.1.4	Certificate of Amendment to Articles of Incorporation of the Company filed November 6, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on May 18, 2006).

3.1.5	Certificate of Amendment to Articles of Incorporation of the Company filed January 3, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 17, 2007).

3.1.6	Certificate of Amendment to Articles of Incorporation of the Company effective July 14, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 15, 2008).

3.1.7	Certificate of Change (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 15, 2008).

3.2.1	Bylaws (incorporated by reference to the Company’s Registration Statement on Form 10-SB 12G/A filed on November 26, 1999).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.